Form 10-Q
period 2016-06-30
US Alliance Corp
filed 2016-08-12
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________________

Commission File Number: 000-55627

US ALLIANCE CORPORATION
(Exact name of registrant as specified in its charter)

KANSAS	26-4824142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4123 SW Gage Center Drive, Suite 240, Topeka, Kansas	66604
(Address of principal executive offices)	(Zip Code)

(785) 228-0200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [ ] Yes [ X ] No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[ X ] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value 5,552,848 shares outstanding as of July 29, 2016

US ALLIANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I - Financial Information

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $9,348,107 and $8,310,159 as of June 30, 2016 and December 31, 2015, respectively)	$9,755,263	$8,131,119
Available for sale equity securities (cost: $4,249,374 and $3,325,705 as of June 30, 2016 and December 31, 2015, respectively)	4,417,387	3,604,268
Total Investments	14,172,650	11,735,387

Cash and cash equivalents	3,535,682	2,466,526
Investment income due and accrued	82,717	78,540
Reinsurance related assets	138,142	21,444
Deferred acquisition costs, net	124,073	86,053
Property, equipment and software, net	264,178	283,582
Pre-paid expenses	72,438	123,162
Other assets	702	7,504
Total assets	$18,390,582	$14,802,198

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$2,402,115	$1,573,988
Policyholder benefit reserves	3,616,529	2,576,964
Advance premiums	95,421	69,573
Total policy liabilities	6,114,065	4,220,525

Accounts payable and accrued expenses	39,997	85,888
Other liabilities	1,895	4,992
Total liabilities	6,155,957	4,311,405

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 9,000,000 shares; issued and outstanding 5,551,348 and 5,177,245 shares as of June 30, 2016 and December 31, 2015, respectively	555,135	517,725
Outstanding warrants	-	15,876
Common stock subscribed	-	13,799
Common stock subscription receivable	-	(827,952)
Additional paid-in capital	18,017,275	17,018,285
Accumulated deficit	(6,912,954)	(6,146,463)
Accumulated other comprehensive income (loss)	575,169	(100,477)
Total shareholders' equity	12,234,625	10,490,793

Total liabilities and shareholders' equity	$18,390,582	$14,802,198

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Income:
Premium income	$3,230,836	$1,985,232	$1,873,464	$962,398
Net investment income	203,711	116,761	112,450	65,872
Net realized (loss) gain on sale of securities	10,764	102	(74)	102
Other income	35,590	5,148	22,185	2,995
Total income	3,480,901	2,107,243	2,008,025	1,031,367

Expenses:
Death claims	333,264	197,788	216,737	90,181
Policyholder benefits	1,861,670	1,091,577	1,139,525	587,138
Increase in policyholder reserves	762,904	528,255	403,352	263,181
Commissions, net of deferrals	226,598	154,016	118,383	64,874
Amortization of deferred acquisition costs	89,099	58,328	51,642	24,049
Salaries & benefits	393,184	242,135	204,817	111,490
Other operating expenses	580,673	460,294	313,343	165,540
Total expense	4,247,392	2,732,393	2,447,799	1,306,453

Net loss	$(766,491)	$(625,150)	$(439,774)	$(275,086)

Unrealized net holding (losses) gains arising during the period	686,410	(103,890)	403,993	(222,383)
Reclassification adjustment for loss (gains) included in net loss	(10,764)	(102)	74	(102)
Other comprehensive (loss) income	675,646	(103,992)	404,067	(222,485)

Comprehensive loss	$(90,845)	$(729,142)	$(35,707)	$(497,571)

Net loss per common share, basic and diluted	$(0.14)	$(0.15)	$(0.08)	$(0.06)

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Six Months Ended June 30, 2016 and 2015

(unaudited)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Outstanding Warrants	Common Stock Subscribed	Subscription Receivable	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance, January 1, 2015	4,232,400	$423,240	$11,353,508	$25,324	$-	$-	$287,082	$(4,809,086)	$7,280,068
Common stock issued upon exercise of warrants, $6.00 per share	353,465	35,347	2,088,977	(3,535)	-	-	-	-	2,120,789
Costs associated with warrant exercise	-	-	(255,992)	-	-	-	-	-	(255,992)
Common stock subscribed	-	-	571,930	-	9,694	(581,624)	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(103,992)	-	(103,992)
Net loss	-	-	-	-	-	-	-	(625,150)	(625,150)
Balance, June 30, 2015	4,585,865	$458,587	$13,758,423	$21,789	$9,694	$(581,624)	$183,090	$(5,434,236)	$8,415,723

Balance, January 1, 2016	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	372,003	37,200	2,210,694	(15,876)	-	-	-	-	2,232,018
Common stock issued, $7 per share	2,100	210	14,490	-	-	-	-	-	14,700
Costs associated with common stock issued	-	-	(412,041)	-	-	-	-	-	(412,041)
Common stock subscribed	-	-	(814,153)	-	(13,799)	827,952	-	-	-
Other comprehensive income	-	-	-	-	-	-	675,646	-	675,646
Net loss	-	-	-	-	-	-	-	(766,491)	(766,491)
Balance, June 30, 2016	5,551,348	$555,135	$18,017,275	$-	$-	$-	$575,169	$(6,912,954)	$12,234,625

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(766,491)	$(625,150)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	19,404	14,284
Net realized losses (gains) on the sale of securities	(10,764)	(102)
Amortization of investment securities, net	7,397	9,420
Deferred acquisition costs capitalized	(127,119)	(74,754)
Deferred acquisition costs amortized	89,099	58,328
Interest credited on deposit type contracts	32,531	11,936
(Increase) decrease in operating assets:
Investment income due and accrued	(4,177)	(2,598)
Reinsurance related assets	(116,698)	(6,652)
Pre-paid expenses	50,724	(31,006)
Other assets	6,802	40,341
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,039,565	530,478
Advance premiums	25,848	18,167
Other liabilities	(3,097)	647
Accounts payable and accrued expenses	(45,891)	(6,672)
Net cash provided by (used in) operating activities	197,133	(63,333)

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(1,512,774)	(498,652)
Purchase of equity investments	(805,227)	(408,342)
Proceeds from fixed income sales and repayments	467,504	226,427
Proceeds from equity sales and repayments	92,247	-
Purchase of property, equipment and software	-	(21,586)
Net cash (used in) investing activities	(1,758,250)	(702,153)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	949,295	213,522
Withdrawals on deposit-type contracts	(153,699)	(26,220)
Proceeds received from exercise of warrants, net of costs of issuance	1,834,677	1,864,797
Net cash provided by financing activities	2,630,273	2,052,099

Net increase in cash and cash equivalents	1,069,156	1,286,613

Cash and Cash Equivalents:
Beginning	2,466,526	575,005
Ending	$3,535,682	$1,861,618

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.     Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation (“the Company”) is a Kansas corporation located in Topeka, Kansas. The Company was incorporated April 24, 2009, as a holding company to form, own, operate and manage a life insurance company and its marketing and investment affiliates. On June 9, 2011, the wholly owned subsidiary, US Alliance Life and Security Company was incorporated. US Alliance Life and Security Company received its Certificate of Authority from the Kansas Insurance Department (KID) effective January 2, 2012. On April 23, 2012, US Alliance Investment Corporation and US Alliance Marketing Corporation were incorporated as wholly-owned subsidiaries of the Company to provide investment management and marketing services.

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016 the Company extended its current offering until February 24, 2017 and made additional shares available for purchase.

The Company began offering third party administrative (“TPA”) services in 2015. TPA agreements generate service fee income for the Company. The Company currently has one TPA agreement in place. The Company has been able to perform its TPA services using existing resources.

Basis of presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting priniciples generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.

The results of operation for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjuction with the financial statements and notes thereto included in the Company’s report on Form 10 and ammendments thereto for the year ended December 31, 2015.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas and North Dakota and was granted authority to operate in the State of Missouri on April 21, 2016.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 9,000,000 shares authorized. As of June 30, 2016 and December 31, 2015 the company had 5,551,348 and 5,177,245 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended June 30, 2016 and 2015 were 5,538,475 and 4,356,622 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2016 and 2015 were 5,357,056 and 4,280,183 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and six months ended June 30, 2016 and 2015 because all warrants for common shares are anti-dilutive.

As of December 31, 2015 the Company had a stock subscription receivable of $827,952. This represents the value of share purchases agreed to but which will settle after the statement date. There was no such subscription receivable balance as of June 30, 2016.

New accounting standards: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) regarding accounting for revenue recognition that identifies the accounting treatment for an entity's contracts with customers. Although insurance contracts are excluded from this ASU, other customer contracts of the Company would be covered. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (sub-topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities regarding accounting for the recognition, measurement, presentation and disclosure of financial instruments. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize the changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair value, however; the exception requires the company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or similar investment of the same issuer. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the guidance to determine the impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.   Investments

The amortized cost and fair value of available for sale and held to maturity investments as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$313,150	$1,700	$-	$314,850
Corporate bonds	2,924,809	124,256	(12,677)	3,036,388
Municipal bonds	2,514,824	199,193	-	2,714,017
Mortgage backed and asset backed securities	3,595,324	96,633	(1,949)	3,690,008
Total fixed maturities	9,348,107	421,782	(14,626)	9,755,263
Equities:
Equities	4,059,768	262,734	(118,961)	4,203,541
Other equity investments	189,606	24,822	(582)	213,846
Total equities	4,249,374	287,556	(119,543)	4,417,387
Total available for sale	$13,597,481	$709,338	$(134,169)	$14,172,650

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$461,132	$-	$(34,816)	$426,316
Corporate bonds	3,039,539	15,715	(143,701)	2,911,553
Municipal bonds	1,726,098	28,634	(10,595)	1,744,137
Mortgage backed and asset backed securities	3,083,390	19,554	(53,831)	3,049,113
Total fixed maturities	8,310,159	63,903	(242,943)	8,131,119
Equities:
Equities	3,387,927	219,883	(177,756)	3,430,054
Other equity investments	137,778	36,436	-	174,214
Total equities	3,525,705	256,319	(177,756)	3,604,268
Total available for sale	$11,835,864	$320,222	$(420,699)	$11,735,387

The amortized cost and fair value of debt securities as of June 30, 2016, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$953,840	$971,715
After five years through ten years	1,441,509	1,494,889
More than 10 years	3,357,434	3,598,651
Mortgage backed and asset backed securities	3,595,324	3,690,008
Total fixed maturities	$9,348,107	$9,755,263

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first six months of 2016 and 2015 were $559,751 and $226,427, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2016	2015
Gross gains	$12,830	$102
Gross losses	(2,066)	-
Net security (losses) gains	$10,764	$102

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended June 30, 2016 and 2015 were $314,111 and $144,842, respectively. Realized gains and losses related to the sale of securities for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2016	2015
Gross gains	$1,992	$102
Gross losses	(2,066)	-
Net security (losses) gains	$(74)	$102

Gross unrealized losses by duration are summarized as follows:

	(unaudited)
	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2016
Available for sale:
Fixed maturities:
Corporate bonds	$46,903	$(3,029)	$241,023	$(9,648)	$287,926	$(12,677)
Mortgage backed and asset backed securities	37,436	(36)	143,604	(1,913)	181,040	(1,949)
Total fixed maturities	84,339	(3,065)	384,627	(11,561)	468,966	(14,626)
Equities:
Equities	790,276	(24,304)	1,163,760	(94,657)	1,954,036	(118,961)
Other equity investments	40,936	(582)	-	-	40,936	(582)
Total equities	831,212	(24,886)	1,163,760	(94,657)	1,994,972	(119,543)
Total available for sale	$915,551	$(27,951)	$1,548,387	$(106,218)	$2,463,938	$(134,169)

	(audited)
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2015
Available for sale:
Fixed maturities:
US Treasury securities	$197,719	$(1,351)	$228,597	$(33,465)	$426,316	$(34,816)
Corporate bonds	2,141,253	(143,701)	-	-	2,141,253	(143,701)
Municipal bonds	675,885	(10,595)	-	-	675,885	(10,595)
Mortgage backed and asset backed securities	1,943,017	(39,189)	438,173	(14,642)	2,381,190	(53,831)
Total fixed maturities	4,957,874	(194,836)	666,770	(48,107)	5,624,644	(242,943)
Equities:
Equities	1,036,877	(75,352)	820,370	(102,404)	1,857,247	(177,756)
Total equities	1,036,877	(75,352)	820,370	(102,404)	1,857,247	(177,756)
Total available for sale	$5,994,751	$(270,188)	$1,487,140	$(150,511)	$7,481,891	$(420,699)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2016 was 20, which represented an unrealized loss of $134,169 of the aggregate carrying value of those securities. The 20 securities breakdown as follows: 5 bonds, 3 mortgage and asset backed securities, 8 common stocks, 2 high yield corporate bond fund, 1 preferred stock index fund, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2015. The Company determined that one security was other-than-temporarily impaired as of June 30. 2016 and the write down of the security was recorded as a realized loss. The unrealized gains on the remainder of the available for sale portfolio as of June 30, 2016 were $709,338.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.     Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement rate.

●

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

●	Level 3 inputs are unobservable for the asset or liability and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Investments, available for sale: Investments in securities that are classified as available for sale are recorded at fair value utilizing Level 1 and Level 2 measurements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (unaudited)
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$314,850	$314,850	$-	$-
Corporate bonds	3,036,388	-	3,036,388	-
Municipal bonds	2,714,017	-	2,714,017	-
Mortgage backed and asset backed securities	3,690,008	-	3,690,008	-
Total fixed maturities	9,755,263	314,850	9,440,413	-
Equities:
Equities	4,203,541	4,203,541	-	-
Other equity investments	213,846	213,846	-	-
Total equities	4,417,387	4,417,387	-	-
Total	$14,172,650	$4,732,237	$9,440,413	$-

	Decmeber 31, 2015
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$426,316	$426,316	$-	$-
Corporate bonds	2,911,553	-	2,911,553	-
Municipal bonds	1,744,137	-	1,744,137	-
Mortgage backed and asset backed securities	3,049,113	-	3,049,113	-
Total fixed maturities	8,131,119	426,316	7,704,803	-
Equities:
Equities	3,430,054	3,430,054	-	-
Other equity investments	174,214	174,214	-	-
Total equities	3,604,268	3,604,268	-	-
Total	$11,735,387	$4,030,584	$7,704,803	$-

The Company discloses the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:

Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments.

Policyholder deposits in deposit-type contracts: Policyholder deposits in investment type contracts have fair value estimated based upon the actuarial assumptions of the underlying product.

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$3,535,682	$3,535,682	$2,466,526	$2,466,526
Investments, at fair value	14,172,650	14,172,650	11,735,387	11,735,387
Total Financial Assets	$17,708,332	$17,708,332	$14,201,913	$14,201,913

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$2,402,115	$2,406,919	$1,573,988	$1,406,724
Total Financial Liabilities	$2,402,115	$2,406,919	$1,573,988	$1,406,724

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended June 30, 2016 and 2015 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $4,606,221 and $3,940,774 as of June 30, 2016 and December 31, 2015, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized losses on investment securities, policy-owner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

Note 5.     Warrants

The Company conducted its public stock offering through the sale of units. Each unit was sold for $1,000 and consisted of 200 shares of common stock and a warrant to purchase an additional 200 shares of common stock at $6.00 per share. The warrants were originally scheduled to expire, if not exercised, February 24, 2016. The board of directors of the Company extended the warrant expiration date to April 1, 2016. As of December 31, 2014 warrant-holders had the right to purchase 2,532,400 shares of common stock. On February 24, 2015, the Company registered a warrant exercise offering with the Kansas Securities Commissioner. During 2015, warrant-holders exercised warrants for the purchase of 944,845 shares of common stock. As of December 31, 2015 warrant-holders had the right to purchase 1,587,555 shares of common stock. During the first six months of 2016, warrant-holders exercised their rights to purchase an additional 372,003 shares of common stock.

Management engaged the services of an experienced valuation firm to value the warrants as of February 24, 2013. The valuation performed valued the warrants to be worth $0.01 per share of common stock and management has allocated this amount from additional paid-in capital to the outstanding warrants. As the warrants have been exercised, the value allocated to the warrants exercised has been restored to additional paid-in capital. The value of outstanding warrants was reduced to zero at March 31, 2016. During the warrant exercise period, we were not aware of any sale of our warrants.

Note 6.     Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing the consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after, but before the consolidated financial statements are issued. In some cases, unrecognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through August 11, 2016, the date on which the consolidated financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

USAC was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our three wholly-owned subsidiaries: USALSC, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third party administrative services in 2015.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP. Preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of our accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in the Notes to Consolidated Financial Statements included with this Registration Statement.

Valuation of Investments

The Company's principal investments are in fixed maturity and equity securities. Fixed maturity and equity securities, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.

We have a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security, or it is more likely than not that we would be required to sell a security, prior to the recovery of the amortized cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The Company had one investment security that was evaluated to be other than temporarily impaired as of June 30, 2016. The Company subsequently sold this security in July 2016.

Deferred Acquisition Costs

Incremental direct costs, net of amounts ceded to reinsurers, that result directly from and are essential to a product sale and would not have been incurred by us had the sale not occurred, are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.

Reinsurance

In the normal course of business, we seek to limit aggregate and single exposure to losses on risk by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. We diversify our credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish our primary liability under the policies written. We regularly evaluate the financial condition of our reinsurers including their activities with respect to claim settlement practices and commutations, and establish allowances for uncollectible reinsurance recoverable as appropriate.

Future Policy Benefits

We establish liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables. Such liabilities are reviewed quarterly by an independent consulting actuary.

Income Taxes

Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. We have no uncertain tax positions that we believe are more-likely-than-not that the benefit will not to be realized.

Recognition of Revenues

Revenues on traditional life insurance products consist of direct and assumed premiums reported as earned when due.

Amounts received as payment for annuities are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of investment earnings of the deposits, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the Consolidated Statements of Cash Flows.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 7 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the six months ended June 30, 2016 and 2015 are summarized in the table below.

	Six Months Ended June 30,
	2016	2015
Income:	(unaudited)
Premium income	$3,230,836	$1,985,232
Net investment income	203,711	116,761
Net realized (loss) gain on sale of securities	10,764	102
Other income	35,590	5,148
Total income	$3,480,901	$2,107,243

Insurance revenues for the three months ended June 30, 2016 and 2015 are summarized in the table below.

	Three Months Ended June 30,
	2016	2015
Income:	(unaudited)
Premium income	$1,873,464	$962,398
Net investment income	112,450	65,872
Net realized (loss) gain on sale of securities	(74)	102
Other income	22,185	2,995
Total income	$2,008,025	$1,031,367

Premium revenue: Premium revenue for the first six months of 2016 was $3,230,836 compared to $1,985,232 in the first six months of 2015, an increase of $1,245,604. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the six months ended June 30, 2016 and 2015 are summarized in the following table.

	Six Months ended June 30,
	2016	2015
	(unaudited)
Direct	$1,300,959	$781,867
Assumed	1,991,730	1,222,073
Ceded	(61,853)	(18,708)
Total	$3,230,836	$1,985,232

Premium revenue for the second quarter of 2016 was $1,873,464 compared to $962,398 in 2015, an increase of $911,066. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the three months ended June 30, 2016 and 2015 are summarized in the table below.

	Three Months ended June 30,
	2016	2015
	(unaudited)
Direct	$717,343	$346,902
Assumed	1,191,001	626,390
Ceded	(34,880)	(10,894)
Total	$1,873,464	$962,398

The Company is pursuing new product and distribution opportunities to increase premium production.

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2016 and 2015 are as follows:

	Six months Ended June 30,
	2016	2015
	(unaudited)
Fixed maturities	$145,616	$86,404
Equity securities	78,441	45,189
Cash and short term investments	766	97
	224,823	131,690
Less investment expenses	(21,112)	(14,929)
	$203,711	$116,761

Net investment income for the first six months of 2016 was $203,711, compared to $116,761 in 2015, an increase of $86,950. This increase in investment income is primarily a result of increased invested assets as a result of our warrant exercise offering and premiums income.

The components of net investment income for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,
	2016	2015
	(unaudited)
Fixed maturities	$76,114	$44,662
Equity securities	46,965	28,775
Cash and short term investments	567	67
	123,646	73,504
Less investment expenses	(11,196)	(7,632)
	$112,450	$65,872

Net investment income for the second quarter of 2016 was $112,450, compared to $65,872 in 2015, an increase of $46,578. This increase in investment income is a result of increased invested assets as a result of our warrant exercise offering and premium income.

Net realized gains on investments: Net realized gains on investments for the six months ended June 30, 2016 were $10,764, compared to gains of $102 in 2015, an increase of $10,662. Realized gains and losses related to the sale of securities for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2016	2015
Gross gains	$12,830	$102
Gross losses	(2,066)	-
Net security (losses) gains	$10,764	$102

Net realized losses on investments for the second quarter of 2016 were $74 compared to gains of $102 in 2015.

Realized gains and losses related to the sale of securities for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2016	2015
Gross gains	$1,992	$102
Gross losses	(2,066)	-
Net security (losses) gains	$(74)	$102

Other income: Other income for the six months ended June 30, 2016 was $35,590 compared to $5,148 in 2015, an increase of $30,442. This increase is due to the growth of our third party administration business.

Other income for the second quarter of 2016 was $22,185 compared to $2,995 in 2015, an increase of $19,190. This increase is due to the growth of our third party administration business.

Expenses. Expenses for the six months ended June 30, 2016 and 2015 are summarized in the table below.

	Six Months Ended June 30,
	2016	2015
Expenses:	(unaudited)
Death claims	$333,264	$197,788
Policyholder benefits	1,861,670	1,091,577
Increase in policyholder reserves	762,904	528,255
Commissions, net of deferrals	226,598	154,016
Amortization of deferred acquisition costs	89,099	58,328
Salaries & benefits	393,184	242,135
Other operating expenses	580,673	460,294
Total expense	$4,247,392	$2,732,393

Expenses for the three months ended June 30, 2016 and 2015 are summarized in the table below.

	Three Months Ended June 30,
	2016	2015
Expenses:	(unaudited)
Death claims	$216,737	$90,181
Policyholder benefits	1,139,525	587,138
Increase in policyholder reserves	403,352	263,181
Commissions, net of deferrals	118,383	64,874
Amortization of deferred acquisition costs	51,642	24,049
Salaries & benefits	204,817	111,490
Other operating expenses	313,343	165,540
Total expense	$2,447,799	$1,306,453

Death and other benefits: Death benefits were $333,264 in the six months ended June 30, 2016 compared to $197,788 in 2015, an increase of $135,476. This increase is attributable to the growth of our in-force block of life insurance policies. The overwhelming majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Death benefits were $216,737 for the three months ended June 30, 2016, compared to $90,181 for the same period in 2015, an increase of $126,556. This increase is attributable to the growth of our in-force block of life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force life business.

Policyholder benefits: Policyholder benefits were $1,861,670 in the six months ended June 30, 2016 compared to $1,091,577 in 2015, an increase of $770,093. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Policyholder benefits were $1,139,525 during the second quarter of 2016, compared to $587,138 in the second quarter of 2015, an increase of $552,387. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Increase in policyholder reserves: Policyholder reserves increased $762,904 in the six months ended June 30, 2016, compared to $528,255 in 2015, an increase of $140,171. The increase in policyholder reserves reflects the growth in new business for 2016 as well as the maturation of in-force policies.

Policyholder reserves increased by $403,352 in the second quarter of 2016, compared to $263,181 in the second quarter of 2015, an increase of $168,703. The increase in policyholder reserves reflects the growth in new business in 2016 as well as the maturation of in-force policies.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies. Commissions were $226,598 in the six months ended June 30, 2016, compared to $154,016 in 2015, an increase of $72,582. This increase is due to an increase in assumed premiums.

Commissions were $118,383 in the second quarter of 2016, compared to $64,874 in the second quarter of 2016, an increase of $53,509. This increase is due to an increase in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $89,099 in the six months ended June 30, 2016, compared to $58,328 in 2015, an increase of $30,771. This increase is due to a corresponding increase in our deferred acquisition cost asset as a result of our growing block of in-force policies.

The amortization of deferred acquisition costs was $51,642 in the second quarter of 2016, compared to $24,049 in the second quarter of 2016, an increase of $27,593. This increase is due to a corresponding increase in our deferred acquisition cost asset as a result of our growing block of in-force policies.

Salaries and benefits: Salaries and benefits were $393,184 for the six months ended June 30, 2016, compared to $242,135 in 2015, an increase of $151,049. The increase is attributable to service team training, increased staffing in our service team to meet the increase volume of our group products, as well as the payment of incentive compensation. More than a third of the increased expense is attributable to staffing for our group products and increased health insurance costs.

Salaries and benefits were $204,817 in the second quarter of 2016, compared to $111,490 in the second quarter of 2015, an increase of $93,327. The increase is attributable to service team training, increased staffing in our service team to meet the increase volume of our group products, as well as the payment of incentive compensation.

Other expenses: Other operating expenses were $580,673 in the six months ended June 30, 2016, compared to $460,294, an increase of $120,379. This increase is driven by higher regulatory compliance costs associated with becoming a Securities and Exchange Commission registrant. We have had over $80,000 in increased regulatory costs, the bulk of which fall into this category.

Other operating expenses were $313,343 during the second quarter of 2016, compared to $165,540 in the second quarter of 2015, an increase of $147,803. This increase is primarily due to higher regulatory compliance costs associated with becoming a Securities and Exchange Commission registrant.

Net Loss: Our net loss was $766,491 in the six months ended June 30, 2016 compared to $625,150, an increase of $141,341. This increase is attributable to our continued investment in the long term success of the Company as well as our increased regulatory compliance costs. Our net loss per share decreased to $0.14 from $0.15 in 2015, basic and diluted.

Our net loss was $439,774 for the second quarter of 2016, compared to $275,086 for the same period in 2015, an increase of $164,688. This increase is attributable to our continued investment in the long term success of the Company as well as our increased regulatory compliance costs. Our net loss per share was $0.08 per share, basic and diluted, compared to $0.06 per share in the second quarter of 2015.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $18,390,582 as of June 30, 2016, an increase of $3,588,384 from December 31, 2015. This is primarily the result of the growth of our available for sale assets and cash and cash equivalents.

Available for sale fixed maturity securities: As of June 30, 2016, we had available for sale fixed maturity assets of $9,755,263, an increase of $1,624,144 from the December 31, 2015 balance of $8,131,119. This growth is driven by our premium income and our warrant exercise offering.

Available for sale equity securities: As of June 30, 2016, we had available for sale equity assets of $4,417,387, an increase of $813,119 from the December 31, 2015 balance of $3,604,268. This growth is driven by our premium income and our warrant exercise offering.

Cash and cash equivalents: As of June 30, 2016, we had cash and cash equivalent assets of $3,535,682, an increase of $1,069,156 from the December 31, 2015 balance of $2,466,526. This growth is driven by our premium income and our warrant exercise offering.

Investment income due and accrued: As of June 30, 2016, our investment income due and accrued was $82,717 compared to $78,540 as of December 31, 2016. This increase is attributable to the growth in our invested assets and normal investment activity.

Reinsurance related assets: As of June 30, 2016, our reinsurance related assets were $138,142 compared to $21,444 as of December 31, 2015. This increase is the result of a group life claim recovery on an in course of settlement claim.

Deferred acquisition costs, net: As of June 30, 2016, our deferred acquisition costs were $124,073 compared to $86,053 as of December 31, 2015. This is the result of our growing block of in-force policies and we expect this balance to continue to grow along with the size of our in-force business.

Property, equipment and software, net: As of June 30, 2016 our property, equipment and software assets were $264,178 compared to $283,582 as of December 31, 2015. This decrease is a result of normal amortization during the period. We did not purchase any new property, equipment and software during the first six months of 2016.

Pre-paid expenses: As of June 30, 2016, our pre-paid expenses were $72,438 compared to $123,162 as of December 31, 2015. This decrease was the result of our utilization of pre-paid expenses during the first six months of 2016.

Liabilities. Our total liabilities were $6,155,957 as of June 30, 2016, an increase of $1,844,552 from our December 31, 2015 liability of $4,311,405.

Policy liabilities: Our total policy liabilities as of June 30, 2016 were $6,114,065 compared to $4,220,525 as of December 31, 2015. This increase is the result of new policy sales and the growth of our in-force policies. The growth in deposit-type contracts is the result of our annuity sales and the growth of our annuity block of business. The growth in policyholder benefit reserves is the result of our life insurance sales and the growth of our life insurance block of business. The growth of advance premiums is also attributable to the growth of our life insurance block of business.

Accounts payable and accrued expenses: As of June 30, 2016, our accounts payable and accrued expenses were $39,997 compared to $85,888 as of December 31, 2015. The company had fewer outstanding invoices as of June 30, 2016.

Shareholders’ Equity. Our shareholders’ equity was $12,234,625 as of June 30, 2016, an increase of $1,743,832 from our December 31, 2015 shareholders’ equity of $10,490,793. The growth in shareholders’ equity was driven by the exercise of warrants during the first six months of 2016. This resulted in the increased common stock par value and additional paid in capital. The increased accumulated deficit is the direct result of our net loss during the first half of 2016. The increase in accumulated other comprehensive income reflects the change in unrealized gains and losses in our available for sale securities.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2016 and December 30, 2015.

	June 30, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)		(audited)
US Treasury securities	$314,850	1.8%	$426,316	3.0%
Corporate bonds	3,036,388	17.1%	2,911,553	20.5%
Municipal bonds	2,714,017	15.3%	1,744,137	12.3%
Mortgage backed and asset backed securities	3,690,008	20.8%	3,049,113	21.4%
Total fixed maturities	9,755,263	55.0%	8,131,119	57.2%
Equities:
Equities	4,203,541	23.8%	3,430,054	24.2%
Other equity investments	213,846	1.2%	174,214	1.2%
Total equities	4,417,387	25.0%	3,604,268	25.4%
Cash and cash equivalents	3,535,682	20.0%	2,466,526	17.4%
Total	$17,708,332	100.0%	$14,201,913	100.0%

The total value of our investments increased to $17,708,332 as of June 30, 2016 from $14,201,913 at December 31, 2015, an increase of $3,506,419. Increases in investments are attributable to premiums received by USALSC and to proceeds from our intrastate warrant offering.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(audited)
AAA and U.S. Government	$1,130,982	11.6%	$886,602	10.9%
AA	5,062,786	51.9%	4,072,538	50.1%
A	1,414,992	14.5%	1,239,436	15.2%
BBB	1,926,863	19.8%	1,932,543	23.8%
BB	186,127	1.9%	-	0.0%
B	33,513	0.3%	-	0.0%
Total	$9,755,263	100.0%	$8,131,119	100.0%

Reflecting the high quality of securities maintained by us, 100% of all fixed maturity securities were investment grade as of December 31, 2015. As of June 30, 2016, 97.8% of all fixed maturity securities were investment grade. The increase in B and BB ratings is attributable to a credit downgrade by credit rating agencies of two securities already owned.

The amortized cost and fair value of debt securities as of December 31, 2015 and June 30, 2016, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2016		As of December 31, 2015
	(unaudited)		(audited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$50,105	$50,127
After one year through five years	953,840	971,715	1,046,934	1,040,747
After five years through ten years	1,441,509	1,494,889	1,664,103	1,592,766
More than 10 years	3,357,434	3,598,651	2,465,627	2,398,366
Mortgage backed and asset backed securities	3,595,324	3,690,008	3,083,389	3,049,113
	$9,348,107	$9,755,263	$8,310,158	$8,131,119

Market Risk of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds and equity securities. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, US Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest represents the greatest portion of an investment's return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs.

We attempt to mitigate our exposure to adverse interest rate movements through laddering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, management believes it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

Credit Risk

We are exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor's ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. We manage our credit risk through established investment policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management and USAC's Board of Directors.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of voting common stock. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2009.

Aside from raising capital, which has funded the vast majority of our operations, premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.

Net cash provided by operating activities was $197,133 for the six months ended June 30, 2016. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,758,250. The primary source of cash was from sales of available for sale securities and the sale of the short-term investments. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $2,630,273. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock from warrants exercised.

At June 30, 2016, we had cash and cash equivalents totaling $3,535,682. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

Impact of Inflation

Insurance premiums are established before the amount of losses, or the extent to which inflation may affect such losses and expenses, are known. We attempt, in establishing premiums, to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by us. Inflation also affects the rate of investment return on the investment portfolio with a corresponding effect on investment income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As a “smaller reporting company”, the Company is not required to provide disclosure pursuant to this item.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

As required by Exchange Act Rule 13a-15(b), management of the Company, including the Chief Executive Officer and the Executive Vice President of US Alliance Life and Security Company conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Executive Vice President of US Alliance Life and Security Company concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the exchange act.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of business, and we are not aware of any claims that could materially affect our financial position or results of operation.

ITEM 1A. RISK FACTORS

   As a “smaller reporting company”, the Company is not required to provide disclosure pursuant to this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2016, the Company issued 17,209 shares of its common stock in connection with the exercise of warrants issued in a previous offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner. Aggregate consideration received by the Company upon the exercise of such warrants and issuance of shares was $103,254. The Company also issued 2,100 shares of common stock during the quarter ended June 30, 2016, for aggregate consideration of $14,700, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

The offering of shares in the above –described transactions were self-underwritten and sold through agents of the Company licensed to sell securities in Kansas. Proceeds from the sale of common stock were used to finance the growth of the Company’s life insurance subsidiary and to provide working capital for the Company. The offer and sale of common stock was exempt from registration under Section 3(a)11 of the Securities Act of 1933 for securities offered and sold on a wholly intrastate basis. The shares of common stock were sold only to bona fide residents of the state of Kansas.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1)

3.2

Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2).

4.1

Form of Warrant to Purchase Common Shares of US Alliance (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 4.1)

31.1	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

US Alliance Corporation
(Registrant)
Date August 12, 2016

By /s/ Jack H. Brier
Jack H. Brier, President and Chairman

Exhibit Index

3.1

Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1)

3.2

Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2).

4.1

Form of Warrant to Purchase Common Shares of US Alliance (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 4.1)

31.1	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.