Form 10-Q
period 2016-09-30
US Alliance Corp
filed 2016-11-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

[  ] Large accelerated filer           [  ] Accelerated filer

[  ] Non-accelerated filer             [X] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value

5,558,670 shares outstanding

as of November 3, 2016

 US ALLIANCE CORPORATION

FORM 10-Q

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments
Available for sale fixed maturity securities (amortized cost: $10,349,044 and $8,310,159 as of September 30, 2016 and December 31, 2015, respectively)	$10,803,241	$8,131,119
Available for sale equity securities (amortized cost: $4,586,099 and $3,325,705 as of September 30, 2016 and December 31, 2015, respectively)	4,845,975	3,604,268
Total investments	15,649,216	11,735,387

Cash and cash equivalents	3,007,229	2,466,526
Investment income due and accrued	75,443	78,540
Reinsurance related assets	73,337	21,444
Deferred acquisition costs, net	140,050	86,053
Property, equipment and software, net	254,509	283,582
Pre-paid expenses	26,955	123,162
Other assets	12,358	7,504
Total assets	$19,239,097	$14,802,198

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$2,938,105	$1,573,988
Policyholder benefit reserves	4,074,028	2,576,964
Advance premiums	110,870	69,573
Total policy liabilities	7,123,003	4,220,525

Accounts payable and accrued expenses	69,279	85,888
Other liabilities	78,426	4,992
Total liabilities	7,270,708	4,311,405

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 9,000,000 shares; issued and outstanding 5,554,134 and 5,177,245 shares as of September 30, 2016 and December 31, 2015, respectively	555,414	517,725
Outstanding warrants	-	15,876
Common stock subscribed	-	13,799
Common stock subscription receivable	-	(827,952)
Additional paid-in capital	17,966,154	17,018,285
Accumulated deficit	(7,267,252)	(6,146,463)
Accumulated other comprehensive income (loss)	714,073	(100,477)
Total shareholders' equity	11,968,389	10,490,793

Total liabilities and shareholders' equity	$19,239,097	$14,802,198

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Income:
Premium income	$4,721,091	$2,983,147	$1,490,255	$997,915
Net investment income	320,491	191,432	116,780	77,796
Net realized (loss) gain on sale of securities	40,653	(849)	29,889	(951)
Other income	57,468	12,353	21,878	7,205
Total income	5,139,703	3,186,083	1,658,802	1,081,965

Expenses:
Death claims	465,763	276,263	132,499	78,475
Policyholder benefits	2,581,251	1,665,138	719,581	573,561
Increase in policyholder reserves	1,302,380	793,308	539,476	265,053
Commissions, net of deferrals	315,550	221,657	88,952	67,641
Amortization of deferred acquisition costs	128,540	83,791	39,441	25,463
Salaries & benefits	564,410	400,581	171,226	158,446
Other operating expenses	902,598	577,745	321,925	120,576
Total expense	6,260,492	4,018,483	2,013,100	1,289,215

Net loss	$(1,120,789)	$(832,400)	$(354,298)	$(207,250)

Unrealized net holding (losses) gains arising during the period	855,203	(286,028)	168,793	(181,648)
Reclassification adjustment for loss (gains) included in net loss	(40,653)	849	(29,889)	951
Other comprehensive (loss) income	814,550	(285,179)	138,904	(180,697)

Comprehensive loss	$(306,239)	$(1,117,579)	$(215,394)	$(387,947)

Net loss per common share, basic and diluted	$(0.21)	$(0.19)	$(0.06)	$(0.04)

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2016 and 2015

(unaudited)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Outstanding Warrants	Common Stock Subscribed	Subscription Receivable	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance, January 1, 2015	4,232,400	$423,240	$11,353,508	$25,324	$-	$-	$287,082	$(4,809,086)	$7,280,068
Common stock issued upon exercise of warrants, $6.00 per share	668,258	66,826	3,949,401	(6,683)	-	-	-	-	4,009,544
Costs associated with warrant exercise	-	-	(480,709)	-	-	-	-	-	(480,709)
Common stock subscribed	-	-	860,482	-	14,584	(875,066)	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(285,179)	-	(285,179)
Net loss	-	-	-	-	-	-	-	(832,400)	(832,400)
Balance, September 30, 2015	4,900,658	$490,066	$15,682,682	$18,641	$14,584	$(875,066)	$1,903	$(5,641,486)	$9,691,324

Balance, January 1, 2016	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	372,003	37,200	2,210,694	(15,876)	-	-	-	-	2,232,018
Common stock issued, $7 per share	4,886	489	33,713	-	-	-	-	-	34,202
Costs associated with common stock issued	-	-	(482,385)	-	-	-	-	-	(482,385)
Common stock subscribed	-	-	(814,153)	-	(13,799)	827,952	-	-	-
Other comprehensive income	-	-	-	-	-	-	814,550	-	814,550
Net loss	-	-	-	-	-	-	-	(1,120,789)	(1,120,789)
Balance, September 30, 2016	5,554,134	$555,414	$17,966,154	$-	$-	$-	$714,073	$(7,267,252)	$11,968,389

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,120,789)	$(832,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,074	21,028
Net realized losses (gains) on the sale of securities	(40,653)	849
Amortization of investment securities, net	12,406	12,160
Deferred acquisition costs capitalized	(182,537)	(105,045)
Deferred acquisition costs amortized	128,540	83,791
Interest credited on deposit type contracts	49,395	20,333
(Increase) decrease in operating assets:
Investment income due and accrued	3,097	(10,243)
Reinsurance related assets	(51,893)	(12,443)
Pre-paid expenses	96,207	(118,034)
Other assets	(4,854)	5,818
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,497,064	810,785
Advance premiums	41,297	29,220
Other liabilities	73,434	378,928
Accounts payable and accrued expenses	(16,609)	(13,669)
Net cash provided by operating activities	513,179	271,078

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(2,624,560)	(1,960,485)
Purchase of equity investments	(1,210,646)	(1,497,703)
Proceeds from fixed income sales and repayments	573,590	314,322
Proceeds from equity sales and repayments	190,583	104,137
Purchase of property, equipment and software	-	(24,524)
Net cash (used in) investing activities	(3,071,033)	(3,064,253)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	1,485,628	670,750
Withdrawals on deposit-type contracts	(170,906)	(34,278)
Proceeds received from exercise of warrants, net of costs of issuance	1,783,835	3,528,835
Net cash provided by financing activities	3,098,557	4,165,307

Net increase in cash and cash equivalents	540,703	1,372,132

Cash and Cash Equivalents:
Beginning	2,466,526	575,005
Ending	$3,007,229	$1,947,137

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended its current offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016.

The Company began offering third party administrative (“TPA”) services in 2015. TPA agreements generate service fee income for the Company. The Company currently has one TPA agreement in place. The Company has been able to perform its TPA services using existing resources.

Basis of presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.

The results of operation for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10 and amendments thereto for the year ended December 31, 2015.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota and Missouri.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 9,000,000 shares authorized. As of September 30, 2016 and December 31, 2015, the company had 5,554,134 and 5,177,245 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended September 30, 2016 and 2015 were 5,552,277 and 4,690,797 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2016 and 2015 were 5,395,456 and 4,350,844 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and nine months ended September 30, 2016 and 2015 because all warrants for common shares are anti-dilutive.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2015, the Company had a stock subscription receivable of $827,952. This represents the value of share purchases agreed to but which will settle after the statement date. There was no such subscription receivable balance as of September 30, 2016.

New accounting standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.

The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance is not expected to have a material effect on the Company’s result of operations, financial position or liquidity.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity's ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management's plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans.

If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions.

The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued updated guidance regarding financial instruments. This guidance intends to enhance reporting for financial instruments and addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The significant amendments in this update generally require equity investments to be measured at fair value with changes in fair value recognized in net income, require the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This guidance also intends to enhance the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

This guidance is effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The Company is evaluating this guidance but expects the primary impact will be the recognition of unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses on available-for-sale equity securities are recognized in other comprehensive income (loss).

The effect of the adoption of this guidance on the Company’s results of operations, financial position and liquidity is primarily dependent on the fair value of the available-for-sale equity securities in future periods and the existence of a deferred tax asset related to available-for-sale securities in future periods that have not yet been fully assessed.

Leases

In February 2016, the FASB issued updated guidance to require lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months.  The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease).  Both lease classifications require the lessee to record the right-to-use asset and the lease liability based upon the present value of cash flows.  Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-to-use asset.  Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease.   The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments.  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The updated guidance is effective for reporting periods beginning after December 15, 2019.  Early adoption is permitted for reporting periods beginning after December 15, 2018.  The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

Classification of Certain Cash Receipts and Cash Payment

In August 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows under eight different scenarios including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its statement of cash flows.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2. Investments

The amortized cost and fair value of available for sale and held to maturity investments as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$313,778	$7,075	$-	$320,853
Corporate bonds	3,829,016	146,421	(8,111)	3,967,326
Municipal bonds	2,687,059	192,521	(647)	2,878,933
Mortgage backed and asset backed securities	3,519,191	119,852	(2,914)	3,636,129
Total fixed maturities	10,349,044	465,869	(11,672)	10,803,241
Equities:
Equities	4,338,345	314,844	(86,124)	4,567,065
Other equity investments	247,754	32,050	(894)	278,910
Total equities	4,586,099	346,894	(87,018)	4,845,975
Total available for sale	$14,935,143	$812,763	$(98,690)	$15,649,216

	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$461,132	$-	$(34,816)	$426,316
Corporate bonds	3,039,539	15,715	(143,701)	2,911,553
Municipal bonds	1,726,098	28,634	(10,595)	1,744,137
Mortgage backed and asset backed securities	3,083,390	19,554	(53,831)	3,049,113
Total fixed maturities	8,310,159	63,903	(242,943)	8,131,119
Equities:
Equities	3,387,927	219,883	(177,756)	3,430,054
Other equity investments	137,778	36,436	-	174,214
Total equities	3,525,705	256,319	(177,756)	3,604,268
Total available for sale	$11,835,864	$320,222	$(420,699)	$11,735,387

The amortized cost and fair value of debt securities as of September 30, 2016, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$49,879	$49,925
After one year through five years	1,820,706	1,839,613
After five years through ten years	1,603,698	1,665,396
More than 10 years	3,355,570	3,612,178
Mortgage backed and asset backed securities	3,519,191	3,636,129
Total fixed maturities	$10,349,044	$10,803,241

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first nine months of 2016 and 2015 were $764,173 and $418,459, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2016	2015
Gross gains	$42,719	$7,793
Gross losses	(2,066)	(8,642)
Net security (losses) gains	$40,653	$(849)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended September 30, 2016 and 2015 were $204,422 and $192,032, respectively. Realized gains and losses related to the sale of securities for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2016	2015
Gross gains	$29,889	$7,691
Gross losses	-	(8,642)
Net security (losses) gains	$29,889	$(951)

Gross unrealized losses by duration are summarized as follows:

	(unaudited)
	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2016
Available for sale:
Fixed maturities:
Corporate bonds	$860,155	$(3,071)	$193,590	$(5,040)	$1,053,745	$(8,111)
Municipal bonds	99,353	(647)	-	-	99,353	(647)
Mortgage backed and asset backed securities	23,436	(17)	128,089	(2,897)	151,525	(2,914)
Total fixed maturities	982,944	(3,735)	321,679	(7,937)	1,304,623	(11,672)
Equities:
Equities	536,449	(14,499)	1,135,166	(71,625)	1,671,615	(86,124)
Other equity investments	56,665	(894)	-	-	56,665	(894)
Total equities	593,114	(15,393)	1,135,166	(71,625)	1,728,280	(87,018)
Total available for sale	$1,576,058	$(19,128)	$1,456,845	$(79,562)	$3,032,903	$(98,690)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2015
Available for sale:
Fixed maturities:
US Treasury securities	$197,719	$(1,351)	$228,597	$(33,465)	$426,316	$(34,816)
Corporate bonds	2,141,253	(143,701)	-	-	2,141,253	(143,701)
Municipal bonds	675,885	(10,595)	-	-	675,885	(10,595)
Mortgage backed and asset backed securities	1,943,017	(39,189)	438,173	(14,642)	2,381,190	(53,831)
Total fixed maturities	4,957,874	(194,836)	666,770	(48,107)	5,624,644	(242,943)
Equities:
Equities	1,036,877	(75,352)	820,370	(102,404)	1,857,247	(177,756)
Total equities	1,036,877	(75,352)	820,370	(102,404)	1,857,247	(177,756)
Total available for sale	$5,994,751	$(270,188)	$1,487,140	$(150,511)	$7,481,891	$(420,699)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2016 was 24, which represented an unrealized loss of $98,690 of the aggregate carrying value of those securities. The 24 securities breakdown as follows: 10 bonds, 3 mortgage and asset backed securities, 6 common stocks, 2 high yield corporate bond fund, 2 preferred stock index fund, and 1 senior loan fund. The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2015 was 70, which represented an unrealized loss of $420,699 of the aggregate carrying value of those securities. The 70 securities breakdown as follows: 36 bonds, 25 mortgage and asset backed securities, 5 common stocks, 2 high yield corporate bond fund, 1 preferred stock index fund, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015. The unrealized gains on the remainder of the available for sale portfolio as of September 30, 2016 and December 31, 2015 were $812,763 and $320,222, respectively.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table presents the amounts of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (unaudited)
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$320,853	$320,853	$-	$-
Corporate bonds	3,967,326	-	3,967,326	-
Municipal bonds	2,878,933	-	2,878,933	-
Mortgage backed and asset backed securities	3,636,129	-	3,636,129	-
Total fixed maturities	10,803,241	320,853	10,482,388	-
Equities:
Equities	4,567,065	4,567,065	-	-
Other equity investments	278,910	278,910	-	-
Total equities	4,845,975	4,845,975	-	-
Total	$15,649,216	$5,166,828	$10,482,388	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$426,316	$426,316	$-	$-
Corporate bonds	2,911,553	-	2,911,553	-
Municipal bonds	1,744,137	-	1,744,137	-
Mortgage backed and asset backed securities	3,049,113	-	3,049,113	-
Total fixed maturities	8,131,119	426,316	7,704,803	-
Equities:
Equities	3,430,054	3,430,054	-	-
Other equity investments	174,214	174,214	-	-
Total equities	3,604,268	3,604,268	-	-
Total	$11,735,387	$4,030,584	$7,704,803	$-

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

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$3,007,229	$3,007,229	$2,466,526	$2,466,526
Investments, at fair value	15,649,216	15,649,216	11,735,387	11,735,387
Total Financial Assets	$18,656,445	$18,656,445	$14,201,913	$14,201,913

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$2,938,105	$3,024,907	$1,573,988	$1,406,724
Total Financial Liabilities	$2,938,105	$3,024,907	$1,573,988	$1,406,724

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended September 30, 2016 and 2015 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $4,896,346 and $3,940,774 as of September 30, 2016 and December 31, 2015, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

Note 5.     Warrants

The Company conducted its public stock offering through the sale of units. Each unit was sold for $1,000 and consisted of 200 shares of common stock and a warrant to purchase an additional 200 shares of common stock at $6.00 per share. The warrants were originally scheduled to expire, if not exercised, February 24, 2016. The board of directors of the Company extended the warrant expiration date to April 1, 2016. As of December 31, 2014 warrant-holders had the right to purchase 2,532,400 shares of common stock. On February 24, 2015, the Company registered a warrant exercise offering with the Kansas Securities Commissioner. During 2015, warrant-holders exercised warrants for the purchase of 944,845 shares of common stock. As of December 31, 2015 warrant-holders had the right to purchase 1,587,555 shares of common stock. During the first nine months of 2016, warrant-holders exercised their rights to purchase an additional 372,003 shares of common stock.

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

The Company has evaluated subsequent events through November 9, 2016, the date on which the consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The Company had one investment security that was evaluated to be other than temporarily impaired as of June 30, 2016. The Company subsequently sold this security in July 2016. No securities were determined to be other than temporarily impaired as of September 30, 2016.

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the nine months ended September 30, 2016 and 2015 are summarized in the table below.

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Income:
Premium income	$4,721,091	$2,983,147
Net investment income	320,491	191,432
Net realized (loss) gain on sale of securities	40,653	(849)
Other income	57,468	12,353
Total income	$5,139,703	$3,186,083

Insurance revenues for the three months ended September 30, 2016 and 2015 are summarized in the table below.

	Three Months Ended September 30,
	2016	2015
	(unaudited)
Income:
Premium income	$1,490,255	$997,915
Net investment income	116,780	77,796
Net realized (loss) gain on sale of securities	29,889	(951)
Other income	21,878	7,205
Total income	$1,658,802	$1,081,965

Premium revenue: Premium revenue for the first nine months of 2016 was $4,721,091 compared to $2,983,147 in the first nine months of 2015, an increase of $1,737,944. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the nine months ended September 30, 2016 and 2015 are summarized in the following table.

	Nine Months ended September 30,
	2016	2015
	(unaudited)
Direct	$2,048,060	$1,182,071
Assumed	2,770,010	1,837,208
Ceded	(96,979)	(36,132)
Total	$4,721,091	$2,983,147

Premium revenue for the third quarter of 2016 was $1,490,255 compared to $997,915 in 2015, an increase of $492,340. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the three months ended September 30, 2016 and 2015 are summarized in the table below.

	Three Months ended September 30,
	2016	2015
	(unaudited)
Direct	$747,100	$400,204
Assumed	778,281	615,135
Ceded	(35,126)	(17,424)
Total	$1,490,255	$997,915

The Company is pursuing new product and distribution opportunities to increase premium production.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Fixed maturities	$225,790	$136,871
Equity securities	126,571	77,766
Cash and short term investments	1,527	464
	353,888	215,101
Less investment expenses	(33,397)	(23,669)
	$320,491	$191,432

Net investment income for the first nine months of 2016 was $320,491, compared to $191,432 in 2015, an increase of $129,059. This increase in investment income is primarily a result of increased invested assets as a result of our warrant exercise offering and premium income.

The components of net investment income for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,
	2016	2015
	(unaudited)
Fixed maturities	$80,174	$49,325
Equity securities	48,130	31,445
Cash and short term investments	761	151
	129,065	80,921
Less investment expenses	(12,285)	(3,125)
	$116,780	$77,796

Net investment income for the third quarter of 2016 was $116,780, compared to $77,796 in 2015, an increase of $38,984. This increase in investment income is a result of increased invested assets as a result of our warrant exercise offering and premium income.

Net realized gains on investments: Net realized gains on investments for the nine months ended September 30, 2016 were $40,653, compared to losses of $849 in 2015, an increase of $41,502. Realized gains and losses related to the sale of securities for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2016	2015
Gross gains	$42,719	$7,793
Gross losses	(2,066)	(8,642)
Net security (losses) gains	$40,653	$(849)

Net realized losses on investments for the third quarter of 2016 were $29,889 compared to losses of $951 in 2015. Realized gains and losses related to the sale of securities for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2016	2015
Gross gains	$29,889	$7,691
Gross losses	-	(8,642)
Net security (losses) gains	$29,889	$(951)

Other income: Other income for the nine months ended September 30, 2016 was $57,468 compared to $12,353 in 2015, an increase of $45,115. This increase is due to the growth of our third party administration business.

Other income for the third quarter of 2016 was $21,878 compared to $7,205 in 2015, an increase of $14,673. This increase is due to the growth of our third party administration business.

Expenses. Expenses for the nine months ended September 30, 2016 and 2015 are summarized in the table below.

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Expenses:
Death claims	$465,763	$276,263
Policyholder benefits	2,581,251	1,665,138
Increase in policyholder reserves	1,302,380	793,308
Commissions, net of deferrals	315,550	221,657
Amortization of deferred acquisition costs	128,540	83,791
Salaries & benefits	564,410	400,581
Other operating expenses	902,598	577,745
Total expense	$6,260,492	$4,018,483

Expenses for the three months ended September 30, 2016 and 2015 are summarized in the table below.

	Three Months Ended September 30,
	2016	2015
	(unaudited)
Expenses:
Death claims	$132,499	$78,475
Policyholder benefits	719,581	573,561
Increase in policyholder reserves	539,476	265,053
Commissions, net of deferrals	88,952	67,641
Amortization of deferred acquisition costs	39,441	25,463
Salaries & benefits	171,226	158,446
Other operating expenses	321,925	120,576
Total expense	$2,013,100	$1,289,215

Death and other benefits: Death benefits were $465,763 in the nine months ended September 30, 2016 compared to $276,263 in 2015, an increase of $189,500. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Death benefits were $132,499 for the three months ended September 30, 2016, compared to $78,475 for the same period in 2015, an increase of $54,024. This increase is attributable to the growth of our in-force block of life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force life business.

Policyholder benefits: Policyholder benefits were $2,581,251 in the nine months ended September 30, 2016 compared to $1,665,138 in 2015, an increase of $916,113. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Policyholder benefits were $719,581 during the third quarter of 2016, compared to $573,561 in the third quarter of 2015, an increase of $146,020. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Increase in policyholder reserves: Policyholder reserves increased $1,302,380 in the nine months ended September 30, 2016, compared to $793,308 in 2015, an increase of $509,072. The increase in policyholder reserves reflects the growth in new business for 2016 as well as the maturation of in-force policies.

Policyholder reserves increased by $539,476 in the third quarter of 2016, compared to $265,053 in the third quarter of 2015, an increase of $274,423. The increase in policyholder reserves reflects the growth in new business in 2016 as well as the maturation of in-force policies.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies. Commissions were $315,550 in the nine months ended September 30, 2016, compared to $221,657 in 2015, an increase of $93,893. This increase is due to an increase in assumed premiums.

Commissions were $88,952 in the third quarter of 2016, compared to $67,641 in the third quarter of 2015, an increase of $21,311. This increase is due to an increase in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $128,540 in the nine months ended September 30, 2016, compared to $83,791 in 2015, an increase of $44,749. This increase is due to a corresponding increase in our deferred acquisition cost asset as a result of our growing block of in-force policies.

The amortization of deferred acquisition costs was $39,441 in the third quarter of 2016, compared to $25,463 in the third quarter of 2016, an increase of $13,978. This increase is due to a corresponding increase in our deferred acquisition cost asset as a result of our growing block of in-force policies.

Salaries and benefits: Salaries and benefits were $564,410 for the nine months ended September 30, 2016, compared to $400,581 in 2015, an increase of $163,829. The increase is attributable to service team training, increased staffing in our service team to meet the increased volume of our group products, as well as the payment of incentive compensation. More than a third of the increased expense is attributable to staffing for our group products and increased health insurance costs.

Salaries and benefits were $171,226 in the third quarter of 2016, compared to $158,446 in the third quarter of 2015, an increase of $12,780. The increase is attributable to service team training, increased staffing in our service team to meet the increased volume of our group products, as well as the payment of incentive compensation.

Other expenses: Other operating expenses were $902,598 in the nine months ended September 30, 2016, compared to $577,745 in 2015, an increase of $324,853. This increase is driven by higher regulatory compliance costs associated with becoming a Securities and Exchange Commission registrant. We have had over $125,000 in increased regulatory costs, the bulk of which fall into this category. Additionally, we incurred additional expenses associated with new product development and systems enhancements.

Other operating expenses were $321,925 during the third quarter of 2016, compared to $120,576 in the third quarter of 2015, an increase of $201,349. This increase is primarily due to higher regulatory compliance costs associated with becoming a Securities and Exchange Commission registrant, new product development costs and systems enhancements.

Net Loss: Our net loss was $1,120,789 in the nine months ended September 30, 2016 compared to net loss of $832,400 in the same period of 2015, an increase of $288,389. This increase is attributable to our continued investment in the long term success of the Company as well as our increased regulatory compliance costs. Our net loss per share increased to $0.21 from $0.19 in 2015, basic and diluted.

Our net loss was $354,298 for the third quarter of 2016, compared to $207,250 for the same period in 2015, an increase of $147,048. This increase is attributable to our continued investment in the long term success of the Company as well as our increased regulatory compliance costs. Our net loss per share was $0.06 per share in the third quarter of 2016, basic and diluted, compared to $0.04 net loss per share in the third quarter of 2015.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $19,239,097 as of September 30, 2016, an increase of $4,436,899 from December 31, 2015. This is primarily the result of the growth of our available for sale assets and cash and cash equivalents.

Available for sale fixed maturity securities: As of September 30, 2016, we had available for sale fixed maturity assets of $10,803,241, an increase of $2,672,122 from the December 31, 2015 balance of $8,131,119. This growth is driven by our premium income and our warrant exercise offering.

Available for sale equity securities: As of September 30, 2016, we had available for sale equity assets of $4,845,975, an increase of $1,241,707 from the December 31, 2015 balance of $3,604,268. This growth is driven by our premium income and our warrant exercise offering.

Cash and cash equivalents: As of September 30, 2016, we had cash and cash equivalent assets of $3,007,229, an increase of $540,703 from the December 31, 2015 balance of $2,466,526. This growth is driven by our premium income and our warrant exercise offering.

Investment income due and accrued: As of September 30, 2016, our investment income due and accrued was $75,443 compared to $78,540 as of December 31, 2015. This decrease is attributable to normal investment activity.

Reinsurance related assets: As of September 30, 2016, our reinsurance related assets were $73,337 compared to $21,444 as of December 31, 2015. This increase is the result of a group life claim recovery on an in course of settlement claim.

Deferred acquisition costs, net: As of September 30, 2016, our deferred acquisition costs were $140,050 compared to $86,053 as of December 31, 2015. This is the result of our growing block of in-force policies and we expect this balance to continue to grow along with the size of our in-force business.

Property, equipment and software, net: As of September 30, 2016 our property, equipment and software assets were $254,509 compared to $283,582 as of December 31, 2015. This decrease is a result of normal amortization during the period. We did not purchase any new property, equipment and software during the first nine months of 2016.

Pre-paid expenses: As of September 30, 2016, our pre-paid expenses were $26,955 compared to $123,162 as of December 31, 2015. This decrease was the result of our utilization of pre-paid expenses during the first nine months of 2016.

Liabilities. Our total liabilities were $7,270,708 as of September 30, 2016, an increase of $2,959,303 from our December 31, 2015 liability of $4,311,405.

Policy liabilities: Our total policy liabilities as of September 30, 2016 were $7,123,003 compared to $4,220,525 as of December 31, 2015. This increase is the result of new policy sales and the growth of our in-force policies. The growth in deposit-type contracts is the result of our annuity sales and the growth of our annuity block of business. The growth in policyholder benefit reserves is the result of our life insurance sales and the growth of our life insurance block of business. The growth of advance premiums is also attributable to the growth of our life insurance block of business.

Accounts payable and accrued expenses: As of September 30, 2016, our accounts payable and accrued expenses were $69,279 compared to $85,888 as of December 31, 2015. The Company had fewer outstanding invoices as of September 30, 2016.

Shareholders’ Equity. Our shareholders’ equity was $11,968,389 as of September 30, 2016, an increase of $1,477,596 from our December 31, 2015 shareholders’ equity of $10,490,793. The growth in shareholders’ equity was driven by the exercise of warrants during the first six months of 2016. This resulted in the increased common stock par value and additional paid in capital. The increased accumulated deficit is the direct result of our net loss during the first nine months of 2016. The increase in accumulated other comprehensive income reflects the change in unrealized gains and losses in our available for sale securities.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2016 and December 30, 2015.

	September 30, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(audited)
Fixed maturities:
US Treasury securities	$320,853	1.7%	$426,316	3.0%
Corporate bonds	3,967,326	21.3%	2,911,553	20.5%
Municipal bonds	2,878,933	15.4%	1,744,137	12.3%
Mortgage backed and asset backed securities	3,636,129	19.5%	3,049,113	21.4%
Total fixed maturities	10,803,241	57.9%	8,131,119	57.2%
Equities:
Equities	4,567,065	24.5%	3,430,054	24.2%
Other equity investments	278,910	1.5%	174,214	1.2%
Total equities	4,845,975	26.0%	3,604,268	25.4%
Cash and cash equivalents	3,007,229	16.1%	2,466,526	17.4%
Total	$18,656,445	100.0%	$14,201,913	100.0%

The total value of our investments increased to $18,656,445 as of September 30, 2016 from $14,201,913 at December 31, 2015, an increase of $4,454,532. Increases in investments are attributable to premiums received by USALSC and to proceeds from our intrastate warrant offering.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(audited)
AAA and U.S. Government	$1,121,889	10.4%	$886,602	10.9%
AA	5,175,326	47.8%	4,072,538	50.1%
A	2,059,786	19.1%	1,239,436	15.2%
BBB	2,252,650	20.9%	1,932,543	23.8%
BB	193,590	1.8%	-	0.0%
Total	$10,803,241	100.0%	$8,131,119	100.0%

Reflecting the high quality of securities maintained by us, 100% of all fixed maturity securities were investment grade as of December 31, 2015. As of September 30, 2016, 98.2% of all fixed maturity securities were investment grade. The increase in BB ratings is attributable to a credit downgrade by credit rating agencies of three securities already owned.

The amortized cost and fair value of debt securities as of December 31, 2015 and September 30, 2016, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2016		As of December 31, 2015
	(unaudited)		(audited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$49,879	$49,925	$50,105	$50,127
After one year through five years	1,820,706	1,839,613	1,046,934	1,040,747
After five years through ten years	1,603,698	1,665,396	1,664,103	1,592,766
More than 10 years	3,355,570	3,612,178	2,465,627	2,398,366
Mortgage backed and asset backed securities	3,519,191	3,636,129	3,083,389	3,049,113
	$10,349,044	$10,803,241	$8,310,158	$8,131,119

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

Net cash provided by operating activities was $513,179 for the nine months ended September 30, 2016. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $3,071,033. The primary source of cash was from sales of available for sale securities and the sale of the short-term investments. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $3,098,557. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock from warrants exercised.

At September 30, 2016, we had cash and cash equivalents totaling $3,007,229. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2016, the Company issued 2,786 shares of common stock, for aggregate consideration of $19,502, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

The offering of shares in the above –described transaction was self-underwritten and sold through agents of the Company licensed to sell securities in Kansas. Proceeds from the sale of common stock were used to finance the growth of the Company’s life insurance subsidiary and to provide working capital for the Company. The offer and sale of common stock was exempt from registration under Section 3(a)11 of the Securities Act of 1933 for securities offered and sold on a wholly intrastate basis. The shares of common stock were sold only to bona fide residents of the state of Kansas.

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

US Alliance Corporation
(Registrant)

Date	November 14, 2016
By:	/s/ Jack H. Brier
Jack H. Brier, President and Chairman