Form 10-K
period 2016-12-31
US Alliance Corp
filed 2017-02-17
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

Commission File Number 000-55627

US ALLIANCE CORPORATION

Kansas	26-4824142
State of Incorporation	IRS Employer Identification Number

4123 SW Gage Center Drive, Suite 240 Topeka, Kansas 66604	(785) 228-0200
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of February 9, 2017, the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of February 9, 2017, 5,569,765 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2016 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, and the Annual Report to Shareholders of which this report is a part, contain forward-looking statements within the meaning of the U.S. federal securities laws. You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions.

Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

ii

PART I

ITEM 1.	BUSINESS.

Overview and History - US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.

Our three wholly-owned operating subsidiaries are: US Alliance Life and Security Company ("USALSC") formed June 9, 2011, to serve as our life insurance company; US Alliance Marketing Corporation ("USAMC") formed April 23, 2012, to serve as a marketing resource; and US Alliance Investment Corporation ("USAIC") formed April 23, 2012 to serve as investment manager for USAC and USALSC. Unless the context otherwise indicates, references in this registration statement to "we", "us", "our", or the "Company" refer collectively to USAC and its subsidiaries.

We capitalized our subsidiaries with proceeds from intrastate public offerings registered by qualification with the office of Kansas Securities Commissioner.

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013. USALSC currently offers the following eight product categories:

►

Solid Solutions Term Life Series®, Registered Trademark No 4,740,828. This simplified issue term life insurance product is designed to provide coverage with a face value of $250,000 or less. This product features limited underwriting and is offered with 10, 20, 25, and 30 year terms.

►

Sound Solutions Term Life Series®, Registered Trademark No, 4,740,827. This is a fully underwritten term life insurance product designed to provide coverage for higher face amounts. This product features multiple risk classifications and is offered with 15, 20, 25 and 30 year terms.

►

Pioneer Whole Life. This is a traditional whole life insurance product designed to provide permanent coverage with a limited premium paying period. This product is sold with death benefits typically ranging from $25,000 to $100,000.

►

Legacy Juvenile Series®, Registered Trademark No. 4,577,835. This product is term life insurance to age 25 available for purchase on children up to the age of 16 in an amount of $10,000 or $20,000 with a one-time premium payment.

►	American Annuity Series®, Registered Trademark No. 4,582,074. This product is a flexible premium deferred annuity with initial rates guaranteed for five years by company practice.

►

Thoughtful Pre-Need Series®, Registered Trademark No 4,620,073. This series of products includes a single or multiple pay premium pre-need whole life insurance policy sold by funeral directors who are licensed by the KID in conjunction with a preplanned funeral. This product is typically sold with smaller death benefits than our traditional Pioneer Whole Life.

►

Group Products. This is a series of group non-medical insurance products developed for the small group marketplace. These products are sold to employers and provide benefits for their employees. Our group suite of products includes group term life insurance, group long term disability, and group short term disability.

►	Critical Illness. This individual policy provides cash benefits to the insured should certain defined illnesses or injuries occur.

Our single pay life products (which include our Legacy Juvenile and Thoughtful Pre-Need products) accounted for 85% of 2016 direct premium revenue. Our individual life and Critical Illness products (which include our Sound and Solid Term Life and Pioneer Whole Life products) accounted for 9% of 2016 direct premium revenue. Our group products, which were introduced in March 2015, accounted for 6% of 2016 direct written premiums.

USALSC seeks opportunities to develop and market additional products.

Our business model also anticipates the acquisition by USAC and/or USALSC of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to other blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - On September 1, 2015, USALSC entered into an agreement to provide certain insurance administrative functions, data processing systems, daily operational services, management consulting, and marketing development to Dakota Capital Life Insurance Company. This agreement has an initial term of 60 months (beginning on September 1, 2015), and requires 90-day advance written notice to terminate. In addition, the agreement requires that certain products will be exclusively administered by USALSC and administrative services with respect to such products may not be transferred without our consent. The agreement provides for monthly settlement.

Effective January 1, 2013, USALSC entered into a reinsurance agreement with Universal Life Insurance Company ("ULIC ") to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2016, USALSC assumed premiums of $3,495,469.

USAC uses the actuarial firm of Miller & Newberg to provide valuation, pricing and illustration actuarial services for USALSC.

Investments - USALSC, through USAIC, and USAC have contracted with New England Asset Management (NEAM), a Berkshire Hathaway subsidiary, to manage the investments of USALSC and a portion of the investments of USAC. The investment parameters are determined by Kansas law and the KID, as well as the internal investment policies of USALSC and USAC.

USAC internally manages a portfolio of equities within its investment policy guidelines (as modified from time to time, "Investment Policy"), which consider type of investments and investment instruments, and establishes diversification benchmarks to help manage investment risk. USAC's investment in its subsidiaries is managed outside of its Investment Policy.

The USAC Investment Policy may be modified by USAC's Board of Directors (the "Board" or "Board of Directors") in compliance with applicable law.

The following summarizes USAC’s Investment Policy, effective December 5, 2016:

►

Approved Investment Instruments. We may invest in the following approved investment classes in accordance with the restrictions and subject to the benchmark ranges set forth in our Investment Policy and described below:

♦	United States Government Securities — bonds or other evidences of indebtedness that are fully guaranteed or insured by the U.S. Government or any agency or instrumentality thereof.

♦

Securities of the District of Columbia, State, Insular or Territorial Possession Government of the United States —bonds or other evidences of indebtedness, without limitation, of the District of Columbia, State, or any political subdivision of such, or Insular or Territorial Possession of the United States.

♦

Canadian Government, Provincial and Municipal Obligations —bonds or other evidences of indebtedness issued by the Dominion of Canada, or by any Province thereof, or by any municipality, agency or instrumentality thereof.

♦	Fixed Income Obligations — bonds or other evidence of indebtedness issued, assumed or guaranteed by a corporation.

♦

Equity Interests - preferred stocks, common stocks, mutual funds, exchange traded funds, master limited partnerships and other securities representing equity ownership interests in a corporation, provided that we may not own more than 2% of any corporation, mutual fund, exchange traded fund, master limited partnership or other equity security.

♦

Real Estate - real estate for use in the operations of the Company, which we refer to as "Home Office Real Estate," or for the production of income. We may also invest in shares of beneficial interest in or obligations issued by a Real Estate Investment Trust qualified under pertinent sections of the United States Internal Revenue Code.

♦	Mortgage Loans - first-lien mortgage loans on commercial or residential property with loan to value of no greater than 80% at the time of purchase.

♦

Mortgage - Backed Securities - mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), or a private entity. Any such securities must be rated investment grade by Moody's, S&P or Fitch.

♦	Asset-Backed Securities - asset-backed securities designated as investment grade by Moody's, S&P or Fitch or the equivalent rating by another nationally recognized statistical rating organization.

♦

Certificates of Deposit, Time Deposits, Overnight Bank Deposits, Banker's Acceptances and Repurchase Agreements - certificates of deposit, time deposits, overnight bank deposits, banker's acceptances issued by federally insured banks with maturities of 270 days or less from the date of acquisition, repurchase agreements with acceptable collateral and maturities of 270 days or less from date of acquisition.

♦

Commercial Paper - commercial paper of US corporations that are rated at least "A-2" by S&P or "P-2" by Moody's or the equivalent rating of another nationally recognized statistical rating organization if S&P or Moody's cease publishing ratings of these securities, and have maturities of 270 days or less from the date of acquisition.

♦	Money Market Accounts or Funds - money market accounts or funds that meet the following criteria:

■	A substantial portion of the assets of the money market account or fund must be comprised of certain qualifying investments instruments;

■	Issuers of the fund or account's investments must have a combined capital and surplus in excess of $500,000,000;

■	Maturities of 270 days or less from the date of acquisition;

■	Have net assets of not less than $500,000,000; and

■

Have the highest rating available of S&P, Moody's, or Fitch, or carry an equivalent rating by a nationally recognized statistical rating organization if the named rating agencies cease publishing ratings of investments.

►	Diversification. Our portfolio is constructed to diversify risk with respect to asset class, geographical location, quality, maturity, business sector and individual issuer and issue concentrations.

►

Benchmarks. We benchmark the allocation of our investments based on the criteria set forth in the table below to help assure our investments are appropriately diversified. The benchmarks may change to respond to market conditions. Based on market conditions and other considerations, investments in the approved investment instruments described are maintained in the following ranges:

% of Portfolio Cost Value
Asset Class	Minimum	Maximum
Cash/Short Term	0%	100%
Investment Grade Fixed Income	20%	100%
High Yield Fixed Income	0%	15%
Equity	0%	50%
Mortgage and Mortgage related	0%	50%
Real Estate (including REITs)	0%	20%

The Executive Committee of our Board of Directors may modify the above benchmark ranges at any time deemed appropriate based on current conditions. Any such modifications will be subject to approval by the full Board of Directors at its next regularly scheduled meeting. USALSC's investment policy, as a regulated insurance entity, contains additional investment limitations as required by law.

►

Reporting. The President, CEO, or their respective designees shall provide monthly reports to the Executive Committee and quarterly reports to the Board of Directors reflecting the securities purchased and sold during the quarter, securities held at the end of the quarter, current benchmarks and an overall evaluation of the portfolio's investment performance.

Marketing and Distribution - USALSC uses independent consultants, the USAC stockholder base, and stockholder-based referrals to market its products and build distribution channels among funeral homes, banks, accountants, independent insurance agencies, agents, insurance brokerage firms, Kansas companies and other distribution channels as opportunities arise. USALSC works with other insurance companies who have captive or non-captive agents to broaden their products.

Employees - As of December 31, 2016, USAC and its subsidiaries have four full-time employees and six part-time employees.

Reports to Security Holders - We provide the information in this annual report to our stockholders, along with our audited year-end financial statements. In addition, all periodic reports and other information we file with the U.S. Securities and Exchange Commission (the “SEC”) will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N E, Washington, D C 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission, 100 F Street, N E, Washington, D.C. 20549, at prescribed rates.

Information on the operation of the Public Reference Room may be obtained by calling the SEC at l-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. You may also find this information on our website (http://www.usalliancecorporation.com).

ITEM 1A.	RISK FACTORS.

Risks Associated with Companies in the Life Insurance Industry, including USAC and its subsidiaries

GENERAL REGULATION RISK - All insurance operations, including those conducted by USAC and its subsidiaries, are subject to government regulation in each of the states in which they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned with the protection of policyholders rather than stockholders. Among other things, the regulations require prior approval of acquisitions of insurance companies, certain solvency standards, licensing of insurers and their agents, investment restrictions, deposits of securities for the benefit of policyholders, approval of policy forms and premium rates, periodic examinations, and reserves for unearned premiums, losses and other matters.

Compliance with insurance regulation is costly and time consuming, requiring the filing of detailed annual reports, and the business and accounts are subject to examination by the applicable state insurance regulator, which may include inquiries and follow-up, including investigations.

In addition, increased scrutiny has been placed upon the insurance regulatory framework during the past several years, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The National Association of Insurance Commissioners ("NAIC") and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on the insurance industry. There is no assurance that an insuance company, including us, will be able to satisfy the regulatory requirements of the departments of insurance of their respective state of domicile or a similar department in any other state in which they may wish to transact business.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The amount of any future assessments to be made from known insolvencies cannot be predicted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act continue to be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. The ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty. The regulations promulgated could have a material impact on consolidated financial results or financial condition.

COMPETITION RISK - The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best, the ability to choose and timely and adequately train agents, and other factors. The life insurance business is highly competitive. Each company encounters significant competition from other insurance companies, as well as competition from other available investment alternatives.

Large life insurance companies, who have greater financial resources, longer business histories, and who may have more products, present significant competition to smaller insurance companies such as USALSC. These larger companies also generally have large distribution opportunities.

The ability to compete is dependent upon, among other things, the ability to develop competitive and profitable products, market the insurance products, and achieve efficient costs of placing policies.

The life insurance industry is extremely competitive. The KID reported that, as of December 31, 2016, there were 19 domestic life and health insurance companies and an additional 520 companies incorporated in other jurisdictions which are authorized to sell life insurance in Kansas.

ASSUMPTIONS RISK - In the life insurance business, assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of life insurance products are made. These assumptions are based on industry experience and are reviewed and revised regularly by an outside actuary to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product's profitability or sales volume and in turn adversely impact revenues.

LIABILITY RISK - Underestimating future policy benefits results in the incurrence of additional expenses at the time a company becomes aware of the inadequacy. The ability to achieve profits would suffer as a result of such underestimates.

INTEREST RATE RISK- Interest rate fluctuations could impair an insurance company's ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Annuity products expose the risk that changes in interest rates will reduce any spread, or the difference between the amounts that the insurance company is required to pay under the contracts and the amounts the insurance company is able to earn on its investments intended to support its obligations under the contracts. Spread is a key component of revenues.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to purchase products with perceived higher returns. This process may result in cash outflows requiring that an insurance subsidiary sell investments as a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may also negatively affect profitability in periods of increasing interest rates. The ability to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive.

Policy lapses in excess of those actuarially anticipated would have a negative impact on financial performance.

Profitability could be reduced if lapse and surrender rates exceed the assumptions upon which the insurance policies were priced. Policy sales costs are deferred and recognized over the life of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy sales costs.

TAX LAW RISK - Congress from time to time considers possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified "flat tax" income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiaries develop.

Under the Internal Revenue Code, income taxes payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain insurance products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, life insurance companies would be adversely affected with respect to their ability to sell products. Also, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies might increase. In addition, life insurance products are often used to fund estate tax obligations. We cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes which may adversely affect us.

OPERATIONAL RISK – In the insurance industry successful incorporation and functionality of the internal audit function, the evolution of financial and administrative internal controls to safeguard human, facility and financial assets electronically including anti-fraud initiatives and compliance with anti-money laundering requirements as well as an effective disaster recovery program and effective business continuity programs are necessary.  Failure to effectively manage these controls and requirements may adversely affect an insurance company.

DIVIDEND RISK - We have not paid a cash dividend on USAC voting common stock and we do not anticipate paying a cash dividend in the foreseeable future. We intend to retain available funds to be used in the expansion of operations. USAC is a holding company without independent operations and on a standalone basis has limited revenues. Because we do not expect to pay any cash dividends for the foreseeable future, the success of any investment in USAC common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or achieve or maintain a value equal to the price at which shares were purchased. Further, a market may never develop to sell shares of our voting common stock.

Risks Associated with an Investment in USAC Stock

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. Our significant material risks are set forth below:

SHARES OWNERSHIP RISK - An investment in our voting common stock should be considered speculative. Shares of our voting common stock constitute a high-risk investment in a developing business that has incurred losses to date and expects to continue to incur losses for several years. No assurance or guaranty can be given that any of the potential benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting common shares. The entire value of shares of USAC voting common stock may be lost.

LIQUIDITY RISK- There is no public market for shares of USAC voting common stock, and there is no assurance that one will develop. It may be difficult to sell shares of voting common stock. We cannot assure there ever will he an active market in our voting common stock, and there is no assurance that our voting common stock will ever become publicly traded or that an active trading market will develop or be sustained. Although USAC is a public company, there is no established public trading market in our common stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

CAPITAL RISK- USALSC is required by law to have adequate capital and surplus calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in the state in which it is domiciled. USALSC is domiciled in the state of Kansas under the authority of the KID and had approximately $2.8 million and $2.9 million (based upon statutory accounting principles) in capital and surplus at December 31, 2016 and 2015, respectively. The KID may require USALSC to hold additional amounts of capital and surplus to support its business going forward. The amount of capital and surplus ultimately required will be based on certain "risk-based capital" standards established by statute and regulation and administered by the KID and other regulators. The "risk-based capital" system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. If USALSC fails to maintain required capital levels in accordance with the "risk-based capital" system, USALSC's ability to conduct business would be compromised absent a prompt infusion of capital.

We intend to conduct additional offerings of our securities to raise additional capital to fund our growth. In February, 2010, we filed a prospectus with the Kansas Securities Commission to register shares of USAC common stock and warrants to purchase USAC common stock. In February, 2015, we filed a prospectus with the Kansas Securities Commission to register the common stock to be issued open the exercise of the warrants, and in January, 2016, filed a supplement to this prospectus to register an additional 1,500,000 shares of USAC common stock. This offering and any additional offerings of USAC securities that we may conduct in the future will have dilutive effects as to the ownership interests and accretive effects to existing stockholders book value.

SEC REGISTRATION RISK - USAC is a public company. As a public company, we incur significant legal, accounting and other expenses under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

EMERGING GROWTH COMPANY RISK - We are an "emerging growth company," as defined in the JOBS Act.  As an emerging growth company, we are not required to comply with the auditor attestation requriement of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards utnil private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended tranition period and comply with the requirements that apply to non-emerging growth company but any such election to opt out is irrevocable.  We have elected not to opt out of such extneded tranistion period, which means that when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until  the time private companies are required to adopt the new or revised standard.  This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company whach has opted out of using the extended transition period difficult or impossible because of the potential differences in accouning standards used.

PROFITABILITY - We commenced life insurance operations in May 2013. USALSC, as is common among young life insurance companies, has and will incur significant losses for a number of years. The costs of administration and the substantial nonrecurring costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) include first year commissions payable to insurance agents, medical and investigation expenses, and other expenses incidental to the issuance of new policies, which, together with the initial reserves required to be established for each policy, may exceed the first year premium. At December 31, 2016 we had a consolidated accumulated deficit of $7.4 million. These losses were attributable primarily to our organization, creation of products, distribution channels and capital raising efforts and to our entry into the life insurance business.

OPERATING HISTORY - We have a limited operating history. We face all of the risks inherent In establishing a new business, including limited capital, uncertain product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors' products or their pricing, customer demand and costs of marketing or advertising. There can be no assurance that our life insurance operations will be successful or result in any significant revenues. The likelihood of any success must be considered in light of our limited history of operations and operating losses incurred to date. These risks and the lack of seasoned operating history make it difficult to predict our future revenues or results of operations. As a result, our financial results may fluctuate and fall below expectations.

MARKETING STRATEGY - In addition to our organic growth plans, an additional component of our business plan is to pursue strategic acquisitions of insurance related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economic to us. In pursuing acquisitions, we compete with other companies, who may have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected.

■	An acquired business may not achieve anticipated revenues, earnings or cash flows;

■	We may assume liabilities that were not disclosed or exceed estimates;

■	We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;

■	Acquisitions could disrupt our on-going business, distract our management and divert our financial and human resources;

■	We may experience difficulties operating in markets in which we have no or only limited direct experience; and

■	There is the potential for loss of customers and key employees of any acquired company.

We market our products through several different distribution channels which require licensed insurance agents. These distribution channels include funeral directors, bankers, brokerages, accountants, and independent agents. While some of these producers have little or no experience in selling life insurance products, others have extensive experience mitigating some of the risk of agents with little or no experience. We believe the premium volume written will depend primarily on our products, product pricing and ability to choose and timely and adequately train and motivate agents to sell our products.

KEY EXECUTIVES RISK - Our ability to operate is dependent primarily upon the efforts of our Chairman and Chief Executive Officer, Jack H. Brier, and Chief Operating Officer of USALSC, Jeff Brown. The loss of the services of these officers could have a material adverse effect on our ability to execute our business plan. We do not have employment agreements with either Mr. Brier or Mr. Brown.

SUBSIDIARY PAYMENTS RISK- We expect a source of cash to us will be dividends on the stock of our operating subsidiaries. The payment of dividends to us by USALSC is subject to limitations imposed by applicable insurance laws. For example, "extraordinary” dividends may not be paid without permission of the KID. An "extraordinary' dividend is defined, in general, as any dividend or distribution of cash or other property whose fair market value, compared with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of the policyholders' surplus (total statutory capital stock and surplus) as of December 31 of the preceding year, on (ii) the statutory net gain from operations (excluding realized gains on investments) of the insurer for the 12-month period ending December 31 of the preceding year. Kansas insurance law also requires that dividends on capital stock must be paid out of surplus, which is calculated after reserving a sum equal to all liabilities of the insurance company and may include all or part of surplus arising from unrealized capital gains or revaluation of assets. If we were unable to receive cash dividends, our liquidity would be adversely affected.

INVESTMENT RISK - Our invested assets are subject to customary risks of defaults and changes in market values. Factors that may affect the overall default rate on, and market value of, the invested assets include interest rate levels, financial market performance, and general economic conditions.

If interest rates were to increase by 1% across our entire portfolio, the market value of our fixed income securities would decrease by 6.6% as of December 31, 2016. USALSC therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

Conversely, in a period of prolonged low interest rates it is difficult to invest assets and earn the rate of return necessary to support insurance products. Some central banks currently have negative interest rates which contributes to the current low interest rate environment.

RATINGS - We do not anticipate that USALSC will be rated by rating agencies for several years. This may have a negative impact on our ability to compete with rated insurance companies.

Insurance ratings reflect the rating agencies' opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders. USALSC, which commenced operations in 2013, will not be considered for rating until it has maintained operations for a minimum of three to five years. There can be no assurance that USALSC will be rated by a rating agency or that any rating, if and when received, will be favorable to USALSC. The lack of a rating could impact the ability to make sales in the broad insurance marketplace. Potential insureds may choose not to purchase a policy from an unrated company.

REINSURANCE RISK - In order to manage the risk of financial exposure to adverse underwriting results, USALSC reinsures a portion of its risk with other insurance companies. USALSC retains $35,000 on its Pioneer Whole Life Series and $25,000 on its Solid Solutions Term Life Series® and Sound Solutions Term Life Series®. USALSC also reinsures 100% of the risk on its accidental death benefit rider. USALSC retains 25% of the risk for each covered life on its group life product to a maximum of $100,000 on any individual person. USALSC retains 25% of the risk for each covered life on its group accidental death and dismemberment product to a maximum of $25,000 on any individual person. USALSC also has catastrophic reinsurance coverage to protect against three or more group life deaths resulting from a single event. USALSC also reinsures 100% of the risk on its group disability products. USALSC reinsurers 66% of the risk on its critical illness product. Optimum Re Insurance Company (a subsidiary of Optimum Group), General Reinsurance Corporation (a subsidiary of Berkshire Hathaway), Reliance Standard Life Insurance Company (a subsidiary of Tokio Marine Holdings), and Unified Life Insurance Company provide reinsurance for USALSC. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

REGULATION RISK- The insurance laws of Kansas give the KID broad regulatory authority, including powers to (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

Kansas insurance holding company laws also require prior approval by the KID of any change of control of an insurance company, and our acquisition of control of any insurance company will require the approval of the state insurance department where such insurance company is domiciled. There can be no guarantee such approvals can be obtained, and efforts in obtaining such approvals can be costly and time-consuming, and may result in the material delay of, or deter, a planned acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

USAC and its subsidiaries share offices located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Effective January 1, 2015, the lease rate was $2,250 per month for three years with a one-year option under the same rate, terms, and conditions Total rent expense was $27,000 and $27,000 for the years ended December 31, 2016 and 2015.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor any of its principals are presently engaged in any material pending litigation which might have an adverse impact on its net assets.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

There is no established trading market for our voting common stock. Our securities are not listed for trading or quoted on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation system.

As of December 31, 2016 was had issued and outstanding 5,565,943 shares of our voting common stock. No other equity securities of the company are outstanding.

(b)	Holders of Record

As of February 9, 2016 there are approximately 1,885 holders of record of our voting common stock.

(c)	Dividends

We have not paid dividends on our voting common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for reinvestment into our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any equity compensation plans or granted any equity awards under such plans. As a result, there are no securities authorized for issuance under such plans.

(e)	Recent Sales of Unregistered Securities

During the year ended December 31, 2016, the Company issued 388,698 shares of common stock, for aggregate consideration of $2,348,883, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company”, the Company is not required to provide disclosure pursuant to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-K. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP. Preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of our accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in the Notes to Consolidated Financial Statements included with this annual report.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The Company had one investment security that was evaluated to be other than temporarily impaired as of June 30, 2016. The Company subsequently sold this security in July 2016. No securities were determined to be other than temporarily impaired as of December 31, 2016.

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

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. F-7 of this annual report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2016 and 2015 are summarized in the table below.

	Years Ended December 31,
	2016	2015
Income:
Premium income	$5,948,978	$4,143,344
Net investment income	449,951	291,208
Net realized (loss) gain on sale of securities	100,378	(1,524)
Other income	87,566	34,101
Total income	$6,586,873	$4,467,129

Premium revenue: Premium revenue for the year ended December 31, 2016 was $5,948,978 compared to $4,143,344 in 2015, an increase of $1,805,634. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the years ended December 31, 2016 and 2015 are summarized in the following table.

	Years ended December 31,
	2016	2015

Direct	$2,592,243	$1,743,155
Assumed	3,500,758	2,453,957
Ceded	(144,023)	(53,768)
Total	$5,948,978	$4,143,344

The Company is pursuing new product and distribution opportunities to increase premium production.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015

Fixed maturities	$304,213	$197,926
Equity securities	189,274	125,648
Cash and short term investments	2,504	641
	495,991	324,215
Less investment expenses	(46,040)	(33,007)
	$449,951	$291,208

Net investment income for 2016 was $449,951, compared to $291,208 in 2015, an increase of $158,743. This increase in investment income is primarily a result of increased invested assets as a result of our warrant exercise offering and premium income.

Net realized gains on investments: Net realized gains on investments for the years ended December 31, 2016 were $100,378, compared to losses of $1,524 in 2015, an increase of $101,902. Realized gains and losses related to the sale of securities for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,

	2016	2015
Gross gains	$122,192	$90,602
Gross losses	(21,814)	(92,126)
Net security (losses) gains	$100,378	$(1,524)

Other income: Other income for the year ended December 31, 2016 was $87,566 compared to $34,101 in 2015, an increase of $53,465. This increase is due to the growth of our third party administration business.

Expenses. Expenses for the year ended December 31, 2016 and 2015 are summarized in the table below.

	Years Ended December 31,
	2016	2015
Expenses:
Death claims	$651,844	$363,870
Policyholder benefits	3,207,074	2,166,113
Increase in policyholder reserves	1,440,737	1,214,695
Commissions, net of deferrals	457,671	361,943
Amortization of deferred acquisition costs	153,671	113,294
Salaries & benefits	752,534	683,383
Other operating expenses	1,209,115	901,208
Total expense	$7,872,646	$5,804,506

Death claims: Death benefits were $651,844 in the year ended December 31, 2016 compared to $363,870 in 2015, an increase of $287,974. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Policyholder benefits: Policyholder benefits were $3,207,074 in the year ended December 31, 2016 compared to $2,166,113 in 2015, an increase of $1,040,961. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Increase in policyholder reserves: Policyholder reserves increased $1,440,737 in the year ended December 31, 2016, compared to $1,214,695 in 2015, an increase of $226,042. The increase in policyholder reserves reflects the growth in new business for 2016 as well as the maturation of in-force policies.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies. Commissions were $457,671 in the year ended December 31, 2016, compared to $361,943 in 2015, an increase of $95,728. This increase is due to an increase in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $153,671 in the year ended December 31, 2016, compared to $113,294 in 2015, an increase of $40,377. This increase is due to a corresponding increase in our deferred acquisition cost asset as a result of our growing block of in-force policies.

Salaries and benefits: Salaries and benefits were $752,534 for the year ended December 31, 2016, compared to $683,383 in 2015, an increase of $69,151. The increase is attributable to service team training, increased staffing in our service team to meet the increased volume of our group products, as well as the payment of incentive compensation. More than a third of the increased expense is attributable to staffing for our group products and increased health insurance costs.

Other expenses: Other operating expenses were $1,209,115 in the year ended December 31, 2016, compared to $901,208 in 2015, an increase of $307,907. This increase is driven by higher regulatory compliance costs associated with becoming a Securities and Exchange Commission registrant. We have had over $150,000 in increased regulatory costs, the bulk of which fall into this category. Additionally, we incurred additional expenses associated with new product development and systems enhancements.

Net Loss: Our net loss was $1,285,773 in the year ended December 31, 2016 compared to net loss of $1,337,377 in the same period of 2016, a decrease of $51,604. This decrease is attributable to growth in our invested assets and growth of our in-force insurance business offset by our increased regulatory compliance costs. Our net loss per share decreased to $0.24 from $0.30 in 2015, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $19,191,989 as of December 31, 2016, an increase of $4,389,791 from December 31, 2015. This is primarily the result of the growth of our available for sale assets and cash and cash equivalents.

Available for sale fixed maturity securities: As of December 31, 2016, we had available for sale fixed maturity assets of $10,320,074, an increase of $2,188,955 from the December 31, 2015 balance of $8,131,119. This growth is driven by our premium income and our warrant exercise offering.

Available for sale equity securities: As of December 31, 2016, we had available for sale equity assets of $5,143,504, an increase of $1,539,236 from the December 31, 2015 balance of $3,604,268. This growth is driven by our premium income and our warrant exercise offering.

Cash and cash equivalents: As of December 31, 2016, we had cash and cash equivalent assets of $3,145,745, an increase of $679,219 from the December 31, 2015 balance of $2,466,526. This growth is driven by our premium income and our warrant exercise offering.

Investment income due and accrued: As of December 31, 2016, our investment income due and accrued was $100,713 compared to $78,540 as of December 31, 2015. This increase is attributable to the growth of our invested assets.

Reinsurance related assets: As of December 31, 2016, our reinsurance related assets were $31,390 compared to $21,444 as of December 31, 2015. This increase is the result of a the growth of our reinsured business.

Deferred acquisition costs, net: As of December 31, 2016, our deferred acquisition costs were $153,792 compared to $86,053 as of December 31, 2015. This is the result of our growing block of in-force policies and we expect this balance to continue to grow along with the size of our in-force business.

Property, equipment and software, net: As of December 31, 2016 our property, equipment and software assets were $244,849 compared to $283,582 as of December 31, 2015. This decrease is a result of normal amortization during the period. We did not purchase any new property, equipment and software during 2016.

Pre-paid expenses: As of December 31, 2016, our pre-paid expenses were $3,474 compared to $123,162 as of December 31, 2015. This decrease was the result of our utilization of pre-paid expenses during 2016.

Liabilities. Our total liabilities were $7,811,006 as of December 31, 2016, an increase of $3,499,601 from our December 31, 2015 liability of $4,311,405.

Policy liabilities: Our total policy liabilities as of December 31, 2016 were $7,740,329 compared to $4,220,525 as of December 31, 2015. The growth in deposit-type contracts is the result of our annuity sales and the growth of our annuity block of business. The growth in policyholder benefit reserves is the result of our life insurance sales and the growth of our life insurance block of business. The growth of advance premiums is also attributable to the growth of our life insurance block of business.

Accounts payable and accrued expenses: As of December 31, 2016, our accounts payable and accrued expenses were $66,472 compared to $85,888 as of December 31, 2015. The Company had fewer outstanding invoices as of December 31, 2016.

Shareholders’ Equity. Our shareholders’ equity was $11,380,983 as of December 31, 2016, an increase of $890,190 from our December 31, 2015 shareholders’ equity of $10,490,793. The growth in shareholders’ equity was driven by the exercise of warrants during the first six months of 2016. This resulted in the increased common stock par value and additional paid in capital. The increased accumulated deficit is the direct result of our net loss during 2016. The increase in accumulated other comprehensive income reflects the change in unrealized gains and losses in our available for sale securities.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2016 and December 30, 2015.

	December 31, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$299,162	1.6%	$426,316	3.0%
Corporate bonds	3,845,896	20.7%	2,911,553	20.5%
Municipal bonds	2,849,829	15.3%	1,744,137	12.3%
Mortgage backed and asset backed securities	3,325,187	17.9%	3,049,113	21.4%
Total fixed maturities	10,320,074	55.5%	8,131,119	57.2%
Equities:
Equities	4,942,248	26.5%	3,430,054	24.2%
Other equity investments	201,256	1.1%	174,214	1.2%
Total equities	5,143,504	27.6%	3,604,268	25.4%
Cash and cash equivalents	3,145,745	16.9%	2,466,526	17.4%
Total	$18,609,323	100.0%	$14,201,913	100.0%

The total value of our investments increased to $18,609,323 as of December 31, 2016 from $14,201,913 at December 31, 2015, an increase of $4,407,410. Increases in investments are attributable to premiums received by USALSC and to proceeds from our intrastate warrant offering.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(audited)
AAA and U.S. Government	$1,080,028	10.5%	$886,602	10.9%
AA	4,887,863	47.3%	4,072,538	50.1%
A	1,961,311	19.0%	1,239,436	15.2%
BBB	2,194,473	21.3%	1,932,543	23.8%
BB	196,399	1.9%	-	0.0%
Total	$10,320,074	100.0%	$8,131,119	100.0%

Reflecting the high quality of securities maintained by us, 100% of all fixed maturity securities were investment grade as of December 31, 2015. As of December 31, 2016, 98.1% of all fixed maturity securities were investment grade. The increase in BB ratings is attributable to a credit downgrade by credit rating agencies of three securities already owned.

The amortized cost and fair value of debt securities as of December 31, 2016 and 2015, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$49,915	$49,931	$50,105	$50,127
After one year through five years	1,819,437	1,809,470	1,046,934	1,040,747
After five years through ten years	1,646,576	1,643,823	1,664,103	1,592,766
More than 10 years	3,468,619	3,491,663	2,465,627	2,398,366
Mortgage backed and asset backed securities	3,333,617	3,325,187	3,083,389	3,049,113
	$10,318,164	$10,320,074	$8,310,158	$8,131,119

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

Net cash provided by operating activities was $409,353 for the year ended December 31, 2016. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $3,309,889. The primary source of cash was from sales of available for sale securities and the sale of the short-term investments. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $3,579,755. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock from warrants exercised.

At December 31, 2016, we had cash and cash equivalents totaling $3,145,745. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our insurance subsidiary, is uncertain and will require additional capital if it continues to grow.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide disclosure pursuant to this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included as part of this reporting beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between USAC and its auditor, Kerber, Eck and Braeckel LLP on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2017 annual stockholders’ meeting (“2017 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated financial statements:

The list of financial statements filed with this Annual Report on Form 10-K is provided on page F-1.

Financial Statement Schedules

We have omitted schedules required by applicable SEC accounting regulations because they are either not required under the related instructions, are inapplicable, or we present the required information in the financial statements or notes thereto.

Exhibit Index

3.1

Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1

3.2

Bylaws of US Alliance Corporation, filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.

4.1

Form of Warrant to Purchase Common Shares of US Alliance, filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 4.1

10.1	Commercial Lease Agreement dated October 11, 2011 between USAC and Lindemuth, Inc., DBA Gage Center, filed as Exhibit 10.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.1.

10.2

Automatic Yearly Term Reinsurance Agreement btween USALSC and General Re Life Insurance Corporation, filed as Exhibit 10.2 to the amended Company's Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.2.

10.3	Group Long Term and Short Term Disability Reinsurance Agreemetn between USALSC and Reliance Standard Life Insurance Company, DBA Custom Disability Solutions, filed as Exhibit 10.3 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.3.

10.4	Automatic Reinsurance Agreement between USALSC and Optimum Re Insurance Company (schedules omitted), filed as Exhibit 10.4 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.4.

10.5	Bulk Reinurance Agreement between USALSC and Optimum Re Insurance Company, filed as Exhibit 10.5 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.5.

10.6	Group Medical Reinsurance Agreement between USALSC and Unified Life Insurance Company, filed as Exhibit 10.6 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.6.

10.7.1	Investment Management Agreement between USAIC and General Re - New England Asset Management, Inc., filed as Exhibit 10.7.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.7.1.

10.7.2	Subadvisory Investment Management Agreement between USAIC and General Re - New England Asset Management, Inc., filed as Exhibit 10.17.2 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.7.2.

10.8	Third Party Insurance Services Agreement between USALSC and Dakota Capital Life Insurance Company, as amended, filed as Exhibit 10.8 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.8.

10.9*	Critical Illness Reinsurance Treaty, Effective 9/1/16 between USALSC and General Re Life Corporation

10.10*	Critical Illness Reinsurance Treaty, Effective 9/1/16 between USALSC and Unified Life Insurance Company

21.1	List of Subsidiaries, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10 filed May 2, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 21.1.

24.1	Power of Attorney (contained in the signature page herein)

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XLRB Instance

101.SCH*†	XLRB Taxonomy Extension Schema

101.CAL*†	XLRB Taxonomy Extension Calculation

101.DEF*†	XLRB Taxonomy Extension Definition

101.LAB*†	XLRB Taxonomy Extension Labels

101.PRE*†	XLRB Taxonomy Extension Presentation

* Filed herewith.

†XLRB information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ALLIANCE CORPORATION
(Registrant)

Date:	By:	/s/ Jack H. Brier
Jack H. Brier
President and Chairman
(principal executive officer)

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Jack H. Brier his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 17, 2017.

Signature	Title

/S/ Jack H. Brier	President and Chairman
Jack H. Brier

/S/ Jeff Brown	Chief Operating Officer and Vice-President of US Alliance Life and Security Company, a wholly-owned subsidiary of US Alliance Corporation
Jeff Brown

/S/ Rochelle Chronister	Director
Rochelle Chronister

/S/ Kurt Scott	Treasurer and Director
Kurt Scott

/S/ James Concannon	Director.
James Concannon

/S/ William Graves	Director.
William Graves

US Alliance Corporation

Consolidated Financial Statements

December 31, 2016 and 2015

(With Independent Auditor’s Report Thereon)

Contents

Report of Independent Registered Public Accounting Firm	F1
Consolidated Financial Statements

Consolidated Balance Sheets	F2
Consolidated Statements of Comprehensive Loss	F3
Consolidated Statements of Changes in Shareholders’ Equity	F4
Consolidated Statements of Cash Flows	F5

Notes to Consolidated Financial Statements	F6 – F21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of US Alliance Corporation

We have audited the accompanying consolidated balance sheet of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of US Alliance Corporation and Subsidiaries as of December 31, 2015, were audited by other auditors whose report dated February 16, 2016 expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Alliance Corporation and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

February 17, 2017

F1

US Alliance Corporation
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $10,318,164 and $8,310,159 as of December 31, 2016 and December 31, 2015, respectively)	$10,320,074	$8,131,119
Available for sale equity securities (cost: $4,905,953 and $3,525,705 as of December 31, 2016 and December 31, 2015, respectively)	5,143,504	3,604,268
Total investments	15,463,578	11,735,387

Cash and cash equivalents	3,145,745	2,466,526
Investment income due and accrued	100,713	78,540
Reinsurance related assets	31,390	21,444
Deferred acquisition costs, net	153,792	86,053
Property, equipment and software, net	244,849	283,582
Pre-paid expenses	3,474	123,162
Other assets	48,448	7,504
Total assets	$19,191,989	$14,802,198

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$3,398,170	$1,573,988
Policyholder benefit reserves	4,220,215	2,576,964
Advance premiums	121,944	69,573
Total policy liabilities	7,740,329	4,220,525

Accounts payable and accrued expenses	66,472	85,888
Other liabilities	4,205	4,992
Total liabilities	7,811,006	4,311,405

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 9,000,000 shares; issued and outstanding 5,565,943 and 5,177,245 shares as of December 31, 2016 and 2015, respectively	556,595	517,725
Outstanding warrants	-	15,876
Common stock subscribed	-	13,799
Common stock subscription receivable	-	(827,952)
Additional paid-in capital	18,017,163	17,018,285
Accumulated deficit	(7,432,236)	(6,146,463)
Accumulated other comprehensive income (loss)	239,461	(100,477)
Total shareholders' equity	11,380,983	10,490,793

Total liabilities and shareholders' equity	$19,191,989	$14,802,198

See Notes to Consolidated Financial Statements.

F2

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015
Income:
Premium income	$5,948,978	$4,143,344
Net investment income	449,951	291,208
Net realized (loss) gain on sale of securities	100,378	(1,524)
Other income	87,566	34,101
Total income	6,586,873	4,467,129

Expenses:
Death claims	651,844	363,870
Policyholder benefits	3,207,074	2,166,113
Increase in policyholder reserves	1,440,737	1,214,695
Commissions, net of deferrals	457,671	361,943
Amortization of deferred acquisition costs	153,671	113,294
Salaries & benefits	752,534	683,383
Other operating expenses	1,209,115	901,208
Total expense	7,872,646	5,804,506

Net loss	$(1,285,773)	$(1,337,377)

Unrealized net holding (losses) gains arising during the period	440,316	(389,083)
Reclassification adjustment for loss (gains) included in net loss	(100,378)	1,524
Other comprehensive (loss) income	339,938	(387,559)

Comprehensive loss	$(945,835)	$(1,724,936)

Net loss per common share, basic and diluted	$(0.24)	$(0.30)

See Notes to Consolidated Financial Statements.

F3

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2016 and 2015

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Outstanding Warrants	Common Stock Subscribed	Common Stock Subscription Receivable	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance, January 1, 2015	4,232,400	$423,240	$11,353,508	$25,324	$-	$-	$287,082	$(4,809,086)	$7,280,068
Common stock issued upon exercise of warrants, $6.00 per share	944,845	94,485	5,584,033	(9,448)	-	-	-	-	5,669,070
Costs associated with warrant exercise	-	-	(733,409)	-	-	-	-	-	(733,409)
Common stock subscribed	-	-	814,153	-	13,799	(827,952)	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(387,559)	-	(387,559)
Net loss	-	-	-	-	-	-	-	(1,337,377)	(1,337,377)
Balance, December 31, 2015	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	372,003	37,200	2,210,694	(15,876)	-	-	-	-	2,232,018
Common stock issued, $7 per share	16,695	1,670	115,195	-	-	-	-	-	116,865
Costs associated with common stock issued	-	-	(512,858)	-	-	-	-	-	(512,858)
Common stock subscribed	-	-	(814,153)	-	(13,799)	827,952	-	-	-
Other comprehensive income	-	-	-	-	-	-	339,938	-	339,938
Net loss	-	-	-	-	-	-	-	(1,285,773)	(1,285,773)
Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$-	$-	$-	$239,461	$(7,432,236)	$11,380,983

See Notes to Consolidated Financial Statements.

F4

US Alliance Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,285,773)	$(1,337,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,733	29,790
Net realized (gains) losses on the sale of securities	(100,378)	1,524
Amortization of investment securities, net	22,014	18,596
Deferred acquisition costs capitalized	(221,410)	(146,539)
Deferred acquisition costs amortized	153,671	113,294
Interest credited on deposit type contracts	80,452	31,478
(Increase) decrease in operating assets:
Investment income due and accrued	(22,173)	(36,251)
Reinsurance related assets	(9,946)	(14,148)
Pre-paid expenses	119,688	(85,512)
Other assets	(40,944)	5,607
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,643,251	1,245,220
Advance premiums	52,371	39,041
Other liabilities	(787)	3,674
Accounts payable and accrued expenses	(19,416)	46,876
Net cash provided by (used in) operating activities	409,353	(84,727)

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(3,028,015)	(3,173,315)
Purchase of equity investments	(1,955,888)	(1,814,947)
Proceeds from fixed income sales and repayments	1,003,308	783,123
Proceeds from equity sales and repayments	670,706	452,940
Purchase of property, equipment and software	-	(63,408)
Net cash (used in) investing activities	(3,309,889)	(3,815,607)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	1,989,833	910,817
Withdrawals on deposit-type contracts	(246,103)	(54,623)
Proceeds received from exercise of warrants, net of costs of issuance	1,836,025	4,935,661
Net cash provided by financing activities	3,579,755	5,791,855

Net increase in cash and cash equivalents	679,219	1,891,521

Cash and Cash Equivalents:
Beginning	2,466,526	575,005
Ending	$3,145,745	$2,466,526

See Notes to Consolidated Financial Statements.

F5

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.

Our three wholly-owned operating subsidiaries are: US Alliance Life and Security Company ("USALSC") formed June 9, 2011; US Alliance Marketing Corporation ("USAMC") formed April 23, 2012, to serve as a marketing resource; and US Alliance Investment Corporation ("USAIC") formed April 23, 2012 to serve as investment manager for USAC and USALSC.

We capitalized our subsidiaries with proceeds from intrastate public offering(s) registered by qualification with the office of Kansas Securities Commissioner.

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013.

Our single pay life products (which include our Legacy Juvenile and Thoughtful Pre-Need products) accounted for 85% of 2016 direct premium revenue. Our individual life products (which include our Sound and Solid Term Life and Pioneer Whole Life products) accounted for 9% of 2016 direct premium revenue. Our group products, which were introduced in March 2015, accounted for 6% of 2016 direct written premiums.

USALSC seeks opportunities to develop and market additional products.

Our business model also anticipates the acquisition by USAC and/or USALSC of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to other blocks of insurance business through reinsurance or other transactions.

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota and Missouri and has a pending expansion application on file with the State of Oklahoma.

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2016. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property, equipment and software: Property, equipment and software are stated at cost less accumulated depreciation. Expenditures for additions and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to income currently. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

F6

US Alliance Corporation

Notes to Consolidated Financial Statements

 Note 1.     Description of Business and Significant Accounting Policies (Continued)

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Software is depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2016 and 2015 are represented below.

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Computer	$20,755	$20,755
Furniture and equipment	80,956	80,956
Software	257,500	257,500
Accumulated depreciation	(114,362)	(75,629)
Balance at end of period	$244,849	$283,582

Pre-paid expenses: The Company recognizes pre-paid expenses as the expenses are incurred. Pre-paid expenses consist of a multi-year computer service contract and systems consulting hours. Service contract expenses are charged straight line over the life of the contract. Systems consulting hours are charged as they are incurred on projects.

Investments: Investments in available-for-sale securities are carried in the consolidated financial statements at fair value with the net unrealized holding gains (losses) included in accumulated other comprehensive income. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds.

Realized gains and losses on securities sold during the year are determined using the specific identification method and included in investment income. Investment income is recognized as earned.

Management has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security or it is more likely than not that we would be required to sell a security prior to the recovery of the amortized cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. As of December 31, 2016 and 2015, the Company had no investment securities that were evaluated to be other than temporarily impaired.

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2016 and 2015.

F7

US Alliance Corporation

Notes to Consolidated Financial Statements

 Note 1.     Description of Business and Significant Accounting Policies (Continued)

Benefit reserves: The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables.

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims is $37,391 and is included as a part of policyholder benefit reserves.

Deposit-type contracts: Deposit-type contracts consist of amounts on deposit associated with deferred annuity contracts. The deferred annuity contracts credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate annually subject to minimums established by law or administrative regulation.

Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2016 and 2015.

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Balance at beginning of period	$1,573,988	$686,316
Deposits received	1,989,833	910,817
Interest credited	80,452	31,478
Withdrawals	(246,103)	(54,623)
Balance at end of period	$3,398,170	$1,573,988

Revenue recognition and related expenses: Revenues on traditional life insurance products consist of direct premiums reported as earned when due. Premium income includes reinsurance assumed and is reduced by premiums ceded.

Amounts received as payment for annuity contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for contract-holder services, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the Consolidated Statements of Cash Flows.

Liabilities for future policy benefits are provided and acquisition costs are amortized by associating benefits and expenses with earned premiums to recognize related profits over the life of the contracts.

F8

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Deferred acquisition costs: The Company capitalizes and amortizes over the life of the premiums produced incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. Acquisition costs are amortized over the premium paying period using the net level premium method. Traditional life insurance products are treated as long duration contracts, which generally remain in force for the lifetime of the insured.

The following table provides information about deferred acquisition costs for the years ended December 31, 2016 and 2015, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Balance at beginning of period	$86,053	$52,808
Capitalization of commissions, sales and issue expenses	221,410	146,539
Amortization net of interest	(153,671)	(113,294)
Balance at end of period	$153,792	$86,053

Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale, net of applicable taxes.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 9,000,000 shares authorized. As of December 31, 2016 and 2015 the company had 5,565,943 and 5,177,245 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2016 and 2015 were 5,421,972 and 4,431,740 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the years ended December 31, 2016 and 2015 because all warrants for common shares are anti-dilutive.

As of December 31, 2015 the Company had a stock subscription receivable of $827,952. This represents the value of share purchases agreed to but which settled after December 31, 2015. There was no such balance as of December 31, 2016.

Income taxes: The Company is subject to U.S. federal and state taxes. The provision for income taxes is based on income as reported in the consolidated financial statements. The income tax provision is calculated using the asset and liability method. Deferred income taxes are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted rates expected to apply to taxable income in the years in which the differences are expected to reverse. A valuation allowance is established for the amount of any deferred tax asset that exceeds the amount of the estimated future taxable income needed to utilize the future tax benefits.

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2016 and 2015. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

F9

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2013 through 2016.

Risk and uncertainties: Certain risks and uncertainties are inherent in the Company’s day-to-day operations and in the process of preparing its consolidated financial statements. The more significant of those risks and uncertainties, as well as the Company’s method for mitigating the risks, are presented below and throughout the notes to the consolidated financial statements.

- Use of Estimates: The preparation of consolidated financial statements in conformity with US GAAP, generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

- Regulatory Factors:	The insurance laws of Kansas give the KID broad regulatory authority, including powers to (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act continue to be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. The ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty. The regulations promulgated could have a material impact on consolidated financial results or financial condition.

- Reinsurance:

In order to manage the risk of financial exposure to adverse underwriting results, USALSC reinsures a portion of its risk with other insurance companies. USALSC retains $35,000 on its Pioneer Whole Life Series and $25,000 on its Solid Solutions Term Life Series* and Sound Solutions Term Life Series®. USALSC also reinsures 100% of the risk on its accidental death benefit rider. USALSC retains 25% of the risk for each covered life on its group life product to a maximum of $100,000 on any individual person. USALSC retains 25% of the risk for each covered life on its group accidental death and dismemberment product to a maximum of $25,000 on any individual person. USALSC also has catastrophic reinsurance coverage to protect against three or more group life deaths resulting from a single event. USALSC also reinsures 100% of the risk on its group disability products. USALSC reinsurers 66% of the risk on its critical illness product. Optimum Re Insurance Company (a subsidiary of Optimum Group), General Reinsurance Corporation (a subsidiary of Berkshire Hathaway), Reliance Standard Life Insurance Company (a subsidiary of Tokio Marine Holdings), and Unified Life Insurance Company provide reinsurance for USALSC. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

F10

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

- Interest Rate Risk:

Interest rate fluctuations could impair an insurance company's ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Annuity products expose the risk that changes in interest rates will reduce any spread, or the difference between the amounts that the insurance company is required to pay under the contracts and the amounts the insurance subsidiary is able to earn on its investments intended to support its obligations under the contracts. Spread is a key component of revenues.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to purchase products with perceived higher returns. This process may result in cash outflows requiring that an insurance subsidiary sell investments as a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may also negatively affect profitability in periods of increasing interest rates. The ability to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive.

If interest rates were to increase by 1% across our entire portfolio, the market value of our fixed income securities would decrease by 6.6% as of December 31, 2016. USALSC therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

Conversely, in a period of prolonged low interest rates it is difficult to invest assets and earn the rate of return necessary to support insurance products. Some central banks currently have negative interest rates which contributes to the current low interest rate environment.

- Investment Risk:	Our invested assets are subject to customary risks of defaults and changes in market values. Factors that may affect the overall default rate on, and market value of, the invested assets include interest rate levels, financial market performance, and general economic conditions.

F11

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

- Assumptions Risk:

In the life insurance business, assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of life insurance products are made. These assumptions are based on industry experience and are reviewed and revised regularly by an outside actuary to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product's profitability or sales volume and in turn adversely impact our revenues.

Reclassifications: Certain reclassifications of a minor nature have been made to prior-year balances to conform to current-year presentation with no net impact to net loss/income or equity.

New accounting standards:

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

F12

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

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

F13

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

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

F14

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of December 31, 2016 and 2015 is as follows:

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$314,992	$-	$(15,830)	$299,162
Corporate bonds	3,828,418	62,712	(45,234)	3,845,896
Municipal bonds	2,841,137	46,883	(38,191)	2,849,829
Mortgage backed and asset backed securities	3,333,617	36,870	(45,300)	3,325,187
Total fixed maturities	10,318,164	146,465	(144,555)	10,320,074
Equities:
Equities	4,723,024	350,981	(131,757)	4,942,248
Other equity investments	182,929	23,046	(4,719)	201,256
Total equities	4,905,953	374,027	(136,476)	5,143,504
Total available for sale	$15,224,117	$520,492	$(281,031)	$15,463,578

	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$461,132	$-	$(34,816)	$426,316
Corporate bonds	3,039,539	15,715	(143,701)	2,911,553
Municipal bonds	1,726,098	28,634	(10,595)	1,744,137
Mortgage backed and asset backed securities	3,083,390	19,554	(53,831)	3,049,113
Total fixed maturities	8,310,159	63,903	(242,943)	8,131,119
Equities:
Equities	3,387,927	219,883	(177,756)	3,430,054
Other equity investments	137,778	36,436	-	174,214
Total equities	3,525,705	256,319	(177,756)	3,604,268
Total available for sale	$11,835,864	$320,222	$(420,699)	$11,735,387

The amortized cost and fair value of debt securities as of December 31, 2016 and 2015, by contractual maturity, are shown on the following page. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

F15

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.     Investments (Continued)

	As of December 31, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$49,915	$49,931	$50,105	$50,127
After one year through five years	1,819,437	1,809,470	1,046,934	1,040,747
After five years through ten years	1,646,576	1,643,823	1,664,103	1,592,766
More than 10 years	3,468,619	3,491,663	2,465,627	2,398,366
Mortgage backed and asset backed securities	3,333,617	3,325,187	3,083,389	3,049,113
	$10,318,164	$10,320,074	$8,310,158	$8,131,119

Proceeds from the sale of securities, maturities, and asset paydowns in 2016 and 2015 were $1,674,014 and $1,236,063, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Years Ended December 31,

	2016	2015
Gross gains	$122,192	$90,602
Gross losses	(21,814)	(92,126)
Net security (losses) gains	$100,378	$(1,524)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$(15,830)	$-	$-	$299,162	$(15,830)
Corporate bonds	1,897,000	(42,994)	196,399	(2,240)	2,093,399	(45,234)
Municipal bonds	1,296,688	(38,191)	-	-	1,296,688	(38,191)
Mortgage backed and asset backed securities	1,700,173	(39,264)	134,090	(6,036)	1,834,263	(45,300)
Total fixed maturities	5,193,023	(136,279)	330,489	(8,276)	5,523,512	(144,555)
Equities:
Equities	1,007,860	(59,357)	1,063,959	(72,400)	2,071,819	(131,757)
Other equity investments	52,840	(4,719)	-	-	52,840	(4,719)
Total equities	1,060,700	(64,076)	1,063,959	(72,400)	2,124,659	(136,476)
Total available for sale	$6,253,723	$(200,355)	$1,394,448	$(80,676)	$7,648,171	$(281,031)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2015
Available for sale:
Fixed maturities:
US Treasury securities	$197,719	$(1,351)	$228,597	$(33,465)	$426,316	$(34,816)
Corporate bonds	2,141,253	(143,701)	-	-	2,141,253	(143,701)
Municipal bonds	675,885	(10,595)	-	-	675,885	(10,595)
Mortgage backed and asset backed securities	1,943,017	(39,189)	438,173	(14,642)	2,381,190	(53,831)
Total fixed maturities	4,957,874	(194,836)	666,770	(48,107)	5,624,644	(242,943)
Equities:
Equities	1,036,877	(75,352)	820,370	(102,404)	1,857,247	(177,756)
Total equities	1,036,877	(75,352)	820,370	(102,404)	1,857,247	(177,756)
Total available for sale	$5,994,751	$(270,188)	$1,487,140	$(150,511)	$7,481,891	$(420,699)

F16

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.     Investments (Continued)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2016 was 66, which represented an unrealized loss of $281,031 of the aggregate carrying value of those securities. The 66 securities breakdown as follows: 35 bonds, 23 mortgage and asset backed securities, 4 common stocks, 2 high yield corporate bond fund, 1 preferred stock index fund, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2016 and 2015. The unrealized gains on the remainder of the available for sale portfolio as of December 31, 2016 were $520,516.

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

Investments, available for sale: Fair values of available for sale fixed maturity securities are provided by a third party pricing service.  The pricing service uses a variety of sources to determine fair value of securities.  The Company’s fixed maturity securities are highly liquid, which allows for a high percentage of the portfolio to be priced through pricing sources.  Fair values for equity securities are also provided by a third party pricing service and are derived from active trading on national market exchanges.

F17

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Fair Value Measurements (Continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$299,162	$-	$-
Corporate bonds	3,845,896	-	3,845,896	-
Municipal bonds	2,849,829	-	2,849,829	-
Mortgage backed and asset backed securities	3,325,187	-	3,325,187	-
Total fixed maturities	10,320,074	299,162	10,020,912	-
Equities:
Equities	4,942,248	4,942,248	-	-
Other equity investments	201,256	201,256	-	-
Total equities	5,143,504	5,143,504	-	-
Total	$15,463,578	$5,442,666	$10,020,912	$-

	Decemeber 31, 2015
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$426,316	$426,316	$-	$-
Corporate bonds	2,911,553	-	2,911,553	-
Municipal bonds	1,744,137	-	1,744,137	-
Mortgage backed and asset backed securities	3,049,113	-	3,049,113	-
Total fixed maturities	8,131,119	426,316	7,704,803	-
Equities:
Equities	3,430,054	3,430,054	-	-
Other equity investments	174,214	174,214	-	-
Total equities	3,604,268	3,604,268	-	-
Total	$11,735,387	$4,030,584	$7,704,803	$-

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

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach.  Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

F18

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2016		December 31, 2015

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$3,145,745	$3,145,745	$2,466,526	$2,466,526
Investments, at fair value	15,463,578	15,463,578	11,735,387	11,735,387
Total Financial Assets	$18,609,323	$18,609,323	$14,201,913	$14,201,913

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$3,398,170	$3,260,086	$1,573,988	$1,406,724
Total Financial Liabilities	$3,398,170	$3,260,086	$1,573,988	$1,406,724

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the years ended December 31, 2016 and 2015 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $5,050,176 and $3,940,774 as of December 31, 2016 and 2015, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized losses on investment securities, policy owner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

Note 5.     Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 is listed in the following table.

	December 31, 2016	December 31, 2015
Balance Sheet
Benefits and claim reserves ceded	$28,830	$19,622
Amounts due from ceding company	2,560	1,822

	Years Ended
Statements of Comprehensive Loss	December 31, 2016	December 31, 2015

Ceded premium	$144,023	$53,768
Assumed premium	3,500,758	2,453,957
Allowances on ceded premium	10,644	10,851
Allowances paid on assumed premium	384,558	326,774
Assumed benefits	3,056,547	2,101,752

The company currently reinsurers business in excess of its retention with General Re Life Corporation, Reliance Standard Life Insurance Company, Unified Life Insurance Company and Optimum Re Insurance Company. The Company also currently assumes business under agreements with Unified Life Insurance Company and Dakota Capital Life Insurance Company.

F19

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 6.     Lease Commitments

Total rent expense was $27,000 and $27,000 for the years ended December 31, 2016 and 2015, respectively. The Company amended its lease on August 26, 2014 which extended its termination date until December 31, 2017 with an optional additional year. The future rent payments required under the lease are $27,000 in 2017 and the option year 2018.

Note 7.     Warrants

The Company conducted its public stock offering through the sale of units. Each unit was sold for $1,000 and consisted of 200 shares of common stock and a warrant to purchase an additional 200 shares of common stock at $6.00 per share. The warrants were scheduled to expire, if not exercised, February 24, 2016. As of December 31, 2014 warrant-holders had the right to purchase 2,532,400 shares of common stock. On February 24, 2015 The Company registered a warrant exercise offering with the Kansas Securities Commissioner. During 2015, warrant-holders exercised warrants for the purchase of 944,845 shares of common stock. As of December 31, 2015 warrant-holders had the right to purchase 1,587,555 shares of common stock. On February 24, 2016 warrants holders were granted an extension to April 1, 2016 to exercise their warrants. As of December 31, 2016 there are no outstanding warrants.

Management engaged the services of an experienced valuation firm to value the warrants as of February 24, 2013. The valuation performed valued the warrants to be worth $0.01 per share of common stock and management has allocated this amount from additional paid-in capital to the outstanding warrants. As the warrants have been exercised, the value allocated to the warrants exercised has been restored to additional paid-in capital. As of December 31, 2016, there is no remaining value assigned to the expired warrants.

Note 8.     Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capital City Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 to meet the minimum deposit requirement for the State of Missouri. These assets were held in bonds and other invested assets with a statement value of $625,000 and $625,000 as of December 31, 2016 and 2015, respectively. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000.

F20

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 9.     Statutory Net Income and Surplus

US Alliance Life and Security Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Kansas Insurance Department. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of US Alliance Life and Security Company as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015.

Statutory Capital and Surplus as of
December 31	December 31
2016	2015

$2,812,254	$2,935,205

Statutory Net Loss for the years ended December 31,
2016	2015

$(868,744)	$(863,069)

The payment of dividends to US Alliance Corporation by US Alliance Life and Security Company is subject to limitations imposed by applicable insurance laws. For example, “extraordinary” dividends may not be paid without permission of the Kansas Insurance Department. An “extraordinary” dividend is defined, in general, as any dividend or distribution of cash or other property whose fair market value, compared with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of the policyholders’ surplus (total statutory capital stock and surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations excluding realized gains on investments) of the insurer for the 12 month period ending December 31 of the preceding year.

Note 10.      Subsequent Events

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

The Company has evaluated subsequent events through February 17, 2017, the date on which the consolidated financial statements were issued.

F21