Form 10-K/A
period 2016-12-31
US Alliance Corp
filed 2017-03-15
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for US Alliance Corporation for the year ended December 31, 2016, originally filed on February 17, 2017 (the "Original Filing"). We are filing this Amendment to supplement the disclosure information provided in Item 9 of Part II.  The Company had inadvertently omitted such information in our Original Filing. This Amendment also corrects certain typographical errors in the Original Filing.

This Amendment restates the Original Filing in its entirety, and also includes as exhibits  new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  This Amendment makes no other changes to the Company's Original Filing other than as described in this Explanatory Note.  Accordingly, this Amendment speaks as of the filing date of the Original Filing and does not otherwise modify or update any other disclosures made in the Original Filing.

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

LIQUIDITY RISK- There is no public market for shares of USAC voting common stock, and there is no assurance that one will develop. It may be difficult to sell shares of voting common stock. We cannot assure there ever will be an active market in our voting common stock, and there is no assurance that our voting common stock will ever become publicly traded or that an active trading market will develop or be sustained. Although USAC is a public company, there is no established public trading market in our common stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended tranition period and comply with the requirements that apply to non-emerging growth company but any such election to opt out is irrevocable.  We have elected not to opt out of such extended tranistion period, which means that when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until  the time private companies are required to adopt the new or revised standard.  This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

USAC and its subsidiaries share offices located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Effective January 1, 2015, the lease rate was $2,250 per month for three years with a one-year option under the same rate, terms, and conditions. Total rent expense was $27,000 and $27,000 for the years ended December 31, 2016 and 2015.

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

The offering of shares in the above–described transaction was self-underwritten and sold through agents of the Company licensed to sell securities in Kansas. Proceeds from the sale of common stock were used to finance the growth of the Company’s life insurance subsidiary and to provide working capital for the Company. The offer and sale of common stock was exempt from registration under Section 3(a)11 of the Securities Act of 1933 for securities offered and sold on a wholly intrastate basis. The shares of common stock were sold only to bona fide residents of the state of Kansas.

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

Kerber, Eck and Braeckel LLP served as the Company's auditor for the year ended December 31, 2016.  RSM US LLP ("RSM") served as the Company's auditor for the year ended December 31, 2015.  The reports of RSM on the Company's consolidated financial statements as of and for the years ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The audit committee of USAC's Board of Directors (the "Audit Committee") in 2016 completed a competitive process to determine which firm would serve as the Company's independent registered public accounting firm for the year ended December 31, 2016.  RSM chose to not stand for re-appointment.  On June 27, 2016 the Audit Committee determined to engaged Kerber, Eck and Braeckel LLP ("KEB") as the Company's independent registered public accounting firm for the year ended December 31, 2016 with such engagement to begin immediately.  RSM will, however, continue to provide services to the Company with respect to tax planning and compliance services.

During the year ended December 31, 2015, the Company did not consult with KEB regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K under the Securities Act.

There are not and have not been any disagreements between USAC and its auditors, KEB and RSM, on any matter of accounting principles, practices or financial statement disclosure.

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

10.1	Commercial Lease Agreement dated October 11, 2011 between USAC and Lindemuth, Inc., DBA Gage Center, filed as Exhibit 10.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.1.

10.2

Automatic Yearly Term Reinsurance Agreement btween USALSC and General Re Life Insurance Corporation, filed as Exhibit 10.2 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.2.

10.3	Group Long Term and Short Term Disability Reinsurance Agreemetn between USALSC and Reliance Standard Life Insurance Company, DBA Custom Disability Solutions, filed as Exhibit 10.3 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.3.

10.4	Automatic Reinsurance Agreement between USALSC and Optimum Re Insurance Company (schedules omitted), filed as Exhibit 10.4 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.4.

10.5	Bulk Reinurance Agreement between USALSC and Optimum Re Insurance Company, filed as Exhibit 10.5 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.5.

10.6	Group Medical Reinsurance Agreement between USALSC and Unified Life Insurance Company, filed as Exhibit 10.6 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.6.

10.7.1	Investment Management Agreement between USAIC and General Re - New England Asset Management, Inc., filed as Exhibit 10.7.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.7.1.

10.7.2	Subadvisory Investment Management Agreement between USAIC and General Re - New England Asset Management, Inc., filed as Exhibit 10.17.2 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.7.2.

10.8	Third Party Insurance Services Agreement between USALSC and Dakota Capital Life Insurance Company, as amended, filed as Exhibit 10.8 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by the reference as Exhibit 10.8.

10.9

Critical Illness Reinsurance Treaty, Effective 9/1/16 between USALSC and General Re Life Corporation, filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2016, originally filed February 17, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.9.

10.10

Critical Illness Reinsurance Treaty, Effective 9/1/16 between USALSC and Unified Life Insurance Company, filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2016, originally filed February 17, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.10.

16.1*	Letter from RSM US LLP regarding change in certifying accountant.

21.1	List of Subsidiaries, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10 filed May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 21.1.

24.1	Power of Attorney (contained in the signature page herein)

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XLRB Instance

101.SCH*†	XLRB Taxonomy Extension Schema

101.CAL*†	XLRB Taxonomy Extension Calculation

101.DEF*†	XLRB Taxonomy Extension Definition

101.LAB*†	XLRB Taxonomy Extension Labels

101.PRE*†	XLRB Taxonomy Extension Presentation

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

US ALLIANCE CORPORATION
(Registrant)

Date:	March 14, 2017	By:	/s/ Jack H. Brier
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2017.

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
William Graves

US Alliance Corporation

Consolidated Financial Statements

December 31, 2016 and 2015

(With Independent Auditor’s Reports Thereon)

Contents

Report of Independent Registered Public Accounting Firms	F1
Consolidated Financial Statements

Consolidated Balance Sheets	F3
Consolidated Statements of Comprehensive Loss	F4
Consolidated Statements of Changes in Shareholders’ Equity	F5
Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7 – F22

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Alliance Corporation and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

February 17, 2017

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

US Alliance Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of US Alliance Corporation and Subsidiaries as of December 31, 2015, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Alliance Corporation and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/RSM US LLP

Omaha, Nebraska

April 29, 2016

F2

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

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Outstanding Warrants	Common Stock Subscribed	Common Stock Subscription Receivable	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance, December 31, 2014	4,232,400	$423,240	$11,353,508	$25,324	$-	$-	$287,082	$(4,809,086)	$7,280,068
Common stock issued upon exercise of warrants, $6.00 per share	944,845	94,485	5,584,033	(9,448)	-	-	-	-	5,669,070
Costs associated with warrant exercise	-	-	(733,409)	-	-	-	-	-	(733,409)
Common stock subscribed	-	-	814,153	-	13,799	(827,952)	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(387,559)	-	(387,559)
Net loss	-	-	-	-	-	-	-	(1,337,377)	(1,337,377)
Balance, December 31, 2015	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	372,003	37,200	2,210,694	(15,876)	-	-	-	-	2,232,018
Common stock issued, $7 per share	16,695	1,670	115,195	-	-	-	-	-	116,865
Costs associated with common stock issued	-	-	(512,858)	-	-	-	-	-	(512,858)
Common stock subscribed	-	-	(814,153)	-	(13,799)	827,952	-	-	-
Other comprehensive income	-	-	-	-	-	-	339,938	-	339,938
Net loss	-	-	-	-	-	-	-	(1,285,773)	(1,285,773)
Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$-	$-	$-	$239,461	$(7,432,236)	$11,380,983

See Notes to Consolidated Financial Statements.

F5

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

-Use of Estimates:	The preparation of consolidated financial statements in conformity with US GAAP, generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

- Regulatory Factors:	The insurance laws of Kansas give the KID broad regulatory authority, including powers to (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

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

F14

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

F15

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

F17

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

F19

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

F20

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

Note 8.     Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capital City Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 to meet the minimum deposit requirement for the State of Missouri. These assets were held in bonds and other invested assets with a statement value of $625,000 and $625,000 as of December 31, 2016 and 2015, respectively. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000 at December 31, 2016.

F21

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

F22