Form 10-Q
period 2017-03-31
US Alliance Corp
filed 2017-05-11
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	(Do not check if a smaller reporting company)
[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value

5,600,339 shares outstanding

as of April 30, 2017

US ALLIANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I - Financial Information

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $11,633,957 and $10,318,164 as of March 31, 2017 and December 31, 2016, respectively)	$11,688,456	$10,320,074
Available for sale equity securities (cost: $5,259,107 and $4,905,953 as of March 31, 2017 and December 31, 2016, respectively)	5,467,106	5,143,504
Total investments	17,155,562	15,463,578

Cash and cash equivalents	2,177,660	3,145,745
Investment income due and accrued	94,458	100,713
Reinsurance related assets	31,597	31,390
Deferred acquisition costs, net	186,846	153,792
Property, equipment and software, net	236,265	244,849
Other assets	889,468	51,922
Total assets	$20,771,856	$19,191,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$3,856,221	$3,398,170
Policyholder benefit reserves	4,609,783	4,220,215
Advance premiums	133,191	121,944
Total policy liabilities	8,599,195	7,740,329

Accounts payable and accrued expenses	69,268	66,472
Other liabilities	813,909	4,205
Total liabilities	9,482,372	7,811,006

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 9,000,000 shares; issued and outstanding 5,583,702 and 5,565,943 shares as of March 31, 2017 and December 31, 2016, respectively	558,371	556,595
Additional paid-in capital	18,069,599	18,017,163
Accumulated deficit	(7,600,984)	(7,432,236)
Accumulated other comprehensive income	262,498	239,461
Total shareholders' equity	11,289,484	11,380,983

Total liabilities and shareholders' equity	$20,771,856	$19,191,989

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Quarter Ended March 31,
	2017	2016
Income:	(unaudited)
Premium income	$1,749,928	$1,357,372
Net investment income	126,020	91,261
Net realized gain on sale of securities	192,405	10,838
Other income	20,202	13,405
Total income	2,088,555	1,472,876

Expenses:
Death claims	392,588	116,527
Policyholder benefits	973,724	722,145
Increase in policyholder reserves	264,978	359,552
Commissions, net of deferrals	124,291	108,215
Amortization of deferred acquisition costs	37,764	37,457
Salaries & benefits	178,192	188,367
Other operating expenses	285,766	267,330
Total expense	2,257,303	1,799,593

Net loss	$(168,748)	$(326,717)

Unrealized net holding gains arising during the period	215,442	282,417
Reclassification adjustment for loss (gains) included in net loss	(192,405)	(10,838)
Other comprehensive income	23,037	271,579

Comprehensive loss	$(145,711)	$(55,138)

Net loss per common share, basic and diluted	$(0.03)	$(0.06)

See Notes to Consolidated Financial Statements.

 US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity
Quarter Ended March 31, 2017 and March 31, 2016 (unaudited)

	Number of Shares of		Additional		Common	Common Stock	Accumulated Other Comprehensive
	Common Stock	Common Stock	Paid-in Capital	Outstanding Warrants	Stock Subscribed	Subscription Receivable	Income / (Loss)	Accumulated Deficit	Total
Balance, December 31, 2015	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	354,794	35,479	2,109,161	(15,876)	-	-	-	-	2,128,764
Costs associated with warrant exercise	-	-	(246,945)	-	-	-	-	-	(246,945)
Common stock subscribed	-	-	(761,041)	-	(12,899)	773,940	-	-	-
Other comprehensive income	-	-	-	-	-	-	271,579	-	271,579
Net loss	-	-	-	-	-	-	-	(326,717)	(326,717)
Balance, March 31, 2016	5,532,039	$553,204	$18,119,460	$-	$900	$(54,012)	$171,102	$(6,473,180)	$12,317,474

Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$-	$-	$-	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	17,759	1,776	122,537	-	-	-	-	-	124,313
Costs associated with common stock issued	-	-	(70,101)	-	-	-	-	-	(70,101)
Other comprehensive income	-	-	-	-	-	-	23,037	-	23,037
Net loss	-	-	-	-	-	-	-	(168,748)	(168,748)
Balance, March 31, 2017	5,583,702	$558,371	$18,069,599	$-	$-	$-	$262,498	$(7,600,984)	$11,289,484

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Quarters Ended March 31,
	2017	2016
Cash Flows from Operating Activities:	(unaudited)
Net loss	$(168,748)	$(326,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,584	9,734
Net realized gains on the sale of securities	(192,405)	(10,838)
Amortization of investment securities, net	8,789	5,520
Deferred acquisition costs capitalized	(70,818)	(48,382)
Deferred acquisition costs amortized	37,764	37,457
Interest credited on deposit type contracts	16,597	14,244
(Increase) decrease in operating assets:
Investment income due and accrued	6,255	10,909
Reinsurance related assets	(207)	3,484
Pre-paid expenses	(4,277)	32,202
Other assets	(18,225)	2,003
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	389,568	390,000
Advance premiums	11,247	15,740
Other liabilities	14,352	12,037
Accounts payable and accrued expenses	2,796	(24,110)
Net cash provided by operating activities	41,272	123,283

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(1,479,152)	(269,208)
Purchase of equity investments	(180,567)	(395,268)
Proceeds from fixed income sales and repayments	154,696	153,393
Proceeds from equity sales and repayments	-	92,247
Net cash (used in) investing activities	(1,505,023)	(418,836)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	579,215	441,382
Withdrawals on deposit-type contracts	(137,761)	(74,577)
Proceeds received from exercise of warrants, net of costs of issuance	54,212	1,881,819
Net cash provided by financing activities	495,666	2,248,624

Net (decrease) increase in cash and cash equivalents	(968,085)	1,953,071

Cash and Cash Equivalents:
Beginning	3,145,745	2,466,526
Ending	$2,177,660	$4,419,597

See Notes to Consolidated Financial Statements.

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended its current offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2018.

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

The results of operation for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2016.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Oklahoma, and Missouri.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 9,000,000 shares authorized. As of March 31, 2017 and December 31, 2016, the Company had 5,583,702 and 5,565,943 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2017 and 2016 were 5,571,529 and 5,295,510 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters ended March 31, 2017 and 2016 because all warrants for common shares are anti-dilutive.

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

The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2. Investments

The amortized cost and fair value of available for sale and held to maturity investments as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:	(Unaudited)
Fixed maturities:
US Treasury securities	$315,229	$-	$(12,646)	$302,583
Corporate bonds	4,417,718	71,032	(36,034)	4,452,716
Municipal bonds	3,624,678	62,399	(30,087)	3,656,990
Mortgage backed and asset backed securities	3,276,332	39,488	(39,653)	3,276,167
Total fixed maturities	11,633,957	172,919	(118,420)	11,688,456
Equities:
Equities	4,962,881	257,651	(85,109)	5,135,423
Other equity investments	296,226	38,949	(3,492)	331,683
Total equities	5,259,107	296,600	(88,601)	5,467,106
Total available for sale	$16,893,064	$469,519	$(207,021)	$17,155,562

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$314,992	$-	$(15,830)	$299,162
Corporate bonds	3,828,418	62,712	(45,234)	3,845,896
Municipal bonds	2,841,137	46,883	(38,191)	2,849,829
Mortgage backed and asset backed securities	3,333,617	36,870	(45,300)	3,325,187
Total fixed maturities	10,318,164	146,465	(144,555)	10,320,074
Equities:
Equities	4,723,024	350,981	(131,757)	4,942,248
Other equity investments	182,929	23,046	(4,719)	201,256
Total equities	4,905,953	374,027	(136,476)	5,143,504
Total available for sale	$15,224,117	$520,492	$(281,031)	$15,463,578

The amortized cost and fair value of debt securities as of March 31, 2017, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2017
	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$49,951	$49,929
After one year through five years	1,718,157	1,714,094
After five years through ten years	1,646,453	1,647,786
More than 10 years	4,943,064	5,000,480
Mortgage backed and asset backed securities	3,276,332	3,276,167
	$11,633,957	$11,688,456

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first three months of 2017 and 2016 were $969,740 and $245,640, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Quarter Ended March 31,
	(unaudited)
	2017	2016
Gross gains	$192,405	$10,838
Gross losses	-	-
Net security gains	$192,405	$10,838

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2017
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$302,583	$(12,646)	$-	$-	$302,583	$(12,646)
Corporate bonds	2,057,429	(35,288)	49,157	(746)	2,106,586	(36,034)
Municipal bonds	1,219,109	(30,087)	-	-	1,219,109	(30,087)
Mortgage backed and asset backed securities	1,564,225	(37,381)	116,700	(2,272)	1,680,925	(39,653)
Total fixed maturities	5,143,346	(115,402)	165,857	(3,018)	5,309,203	(118,420)
Equities:
Equities	1,648,897	(23,309)	1,074,560	(61,800)	2,723,457	(85,109)
Other equity investments	109,804	(3,492)	-	-	109,804	(3,492)
Total equities	1,758,701	(26,801)	1,074,560	(61,800)	2,833,261	(88,601)
Total available for sale	$6,902,047	$(142,203)	$1,240,417	$(64,818)	$8,142,464	$(207,021)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$(15,830)	$-	$-	$299,162	$(15,830)
Corporate bonds	1,897,000	(42,994)	196,399	(2,240)	2,093,399	(45,234)
Municipal bonds	1,296,688	(38,191)	-	-	1,296,688	(38,191)
Mortgage backed and asset backed securities	1,700,173	(39,264)	134,090	(6,036)	1,834,263	(45,300)
Total fixed maturities	5,193,023	(136,279)	330,489	(8,276)	5,523,512	(144,555)
Equities:
Equities	1,007,860	(59,357)	1,063,959	(72,400)	2,071,819	(131,757)
Other equity investments	52,840	(4,719)	-	-	52,840	(4,719)
Total equities	1,060,700	(64,076)	1,063,959	(72,400)	2,124,659	(136,476)
Total available for sale	$6,253,723	$(200,355)	$1,394,448	$(80,676)	$7,648,171	$(281,031)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2017 was 66, which represented an unrealized loss of $207,021 of the aggregate carrying value of those securities. The 66 securities breakdown as follows: 33 bonds, 22 mortgage and asset backed securities, 7 common stocks, 2 high yield corporate bond fund, 1 preferred stock index fund, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016. The unrealized gains on the remainder of the available for sale portfolio as of March 31, 2017 were $469,519.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table presents the amounts of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Available for sale:		(unaudited)
Fixed maturities:
US Treasury securities	$302,583	$302,583	$-	$-
Corporate bonds	4,452,716	-	4,452,716	-
Municipal bonds	3,656,990	-	3,656,990	-
Mortgage backed and asset backed securities	3,276,167	-	3,276,167	-
Total fixed maturities	11,688,456	302,583	11,385,873	-
Equities:
Equities	5,135,423	5,135,423	-	-
Other equity investments	331,683	331,683	-	-
Total equities	5,467,106	5,467,106	-	-
Total	$17,155,562	$5,769,689	$11,385,873	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$299,162	$-	$-
Corporate bonds	3,845,896	-	3,845,896	-
Municipal bonds	2,849,829	-	2,849,829	-
Mortgage backed and asset backed securities	3,325,187	-	3,325,187	-
Total fixed maturities	10,320,074	299,162	10,020,912	-
Equities:
Equities	4,942,248	4,942,248	-	-
Other equity investments	201,256	201,256	-	-
Total equities	5,143,504	5,143,504	-	-
Total	$15,463,578	$5,442,666	$10,020,912	$-

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

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits in deposit-type insurance contracts (accumulation annuities) is calculated usinga discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using the risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$2,177,660	$2,177,660	$3,145,745	$3,145,745
Investments, at fair value	17,155,562	17,155,562	15,463,578	15,463,578
Total Financial Assets	$19,333,222	$19,333,222	$18,609,323	$18,609,323

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$3,856,221	$3,795,307	$3,398,170	$3,260,086
Total Financial Liabilities	$3,856,221	$3,795,307	$3,398,170	$3,260,086

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended March 31, 2017 and 2016 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $5,250,492 and $5,050,176 as of March 31, 2017 and December 31, 2016, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized losses on investment securities, policyholder benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

Note 5.     Warrants

The Company conducted its public stock offering through the sale of units. Each unit was sold for $1,000 and consisted of 200 shares of common stock and a warrant to purchase an additional 200 shares of common stock at $6.00 per share. The warrants were originally scheduled to expire, if not exercised, February 24, 2016. The board of directors of the Company extended the warrant expiration date to April 1, 2016. As of December 31, 2014 warrant-holders had the right to purchase 2,532,400 shares of common stock. On February 24, 2015, the Company registered a warrant exercise offering with the Kansas Securities Commissioner. During 2015, warrant-holders exercised warrants for the purchase of 944,845 shares of common stock. As of December 31, 2015 warrant-holders had the right to purchase 1,587,555 shares of common stock. During the first three months of 2016, warrant-holders exercised their rights to purchase an additional 354,794 shares of common stock.

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

The Company has evaluated subsequent events through May 10, 2017, the date on which the consolidated financial statements were issued.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP. Preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of our accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in the Notes to Consolidated Financial Statements included with this quarterly report.

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

Reinsurance

In the normal course of business, we seek to limit aggregate and single exposure to losses on risk by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses is estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. We diversify our credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish our primary liability under the policies written. We regularly evaluate the financial condition of our reinsurers including their activities with respect to claim settlement practices and commutations, and establish allowances for uncollectible reinsurance recoverable as appropriate.

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2017 and 2016 are summarized in the following table.

	Quarter Ended March 31,
	2017	2016
Income:	(unaudited)
Premium income	$1,749,928	$1,357,372
Net investment income	126,020	91,261
Net realized gain on sale of securities	192,405	10,838
Other income	20,202	13,405
Total income	$2,088,555	$1,472,876

Premium income: Premium income for the first three months of 2017 was $1,749,928 compared to $1,357,372 in the first three months of 2016, an increase of $392,556. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the three months ended March 31, 2017 and 2016 are summarized in the following table.

	Quarters ended March 31,
	2017	2016
	(unaudited)
Direct	$743,094	$583,615
Assumed	1,041,306	800,730
Ceded	(34,472)	(26,973)
Total	$1,749,928	$1,357,372

The Company is continuing to pursue new product and distribution opportunities to increase premium production.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2017 and 2016 are as follows:

	Quarter Ended March 31,
	2017	2016
	(unaudited)
Fixed maturities	$92,736	$69,502
Equity securities	42,446	31,476
Cash and short term investments	783	199
	135,965	101,177
Less investment expenses	(9,945)	(9,916)
	$126,020	$91,261

Net investment income for the first three months of 2017 was $126,020, compared to $91,261 in 2016, an increase of $34,759. This increase in investment income is primarily a result of increased invested assets as a result of our premium income.

Net realized gains on investments: Net realized gains on investments for the three months ended March 31, 2017 were $192,405, compared to gains of $10,838 in 2016, an increase of $179,654. The increase in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus.

	Quarter Ended March 31,
	(unaudited)
	2017	2016
Gross gains	$192,405	$10,838
Gross losses	-	-
Net security gains	$192,405	$10,838

Other income: Other income for the three months ended March 31, 2017 was $20,202 compared to $13,405 in 2015, an increase of $6,797. This increase is due to the growth of our third party administration business.

Expenses. Expenses for the three months ended March 31, 2017 and 2016 are summarized in the table below.

	Quarter Ended March 31,
	2017	2016
Expenses:	(unaudited)
Death claims	$392,588	$116,527
Policyholder benefits	973,724	722,145
Increase in policyholder reserves	264,978	359,552
Commissions, net of deferrals	124,291	108,215
Amortization of deferred acquisition costs	37,764	37,457
Salaries & benefits	178,192	188,367
Other operating expenses	285,766	267,330
Total expense	$2,257,303	$1,799,593

Death and other benefits: Death benefits were $392,588 in the three months ended March 31, 2017 compared to $116,527 in 2016, an increase of $276,061. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Policyholder benefits: Policyholder benefits were $973,724 in the three months ended March 31, 2017 compared to $722,145 in 2016, an increase of $251,579. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Increase in policyholder reserves: Policyholder reserves increased $264,978 in the three months ended March 31, 2017, compared to $359,552 in 2016, a decrease of $94,574. The reduction in increase in policyholder reserves reflects the reserves released on paid death claims.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies. Commissions were $124,291 in the three months ended March 31, 2017, compared to $108,215 in 2016, an increase of $16,076. This increase is due to an increase in assumed premiums. Commissions paid to agents on direct written premiums are deferred and amortized as a part of our deferred acquisition costs.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $37,764 in the three months ended March 31, 2017, compared to $37,457 in 2016. The age bands for pre-need purchases affects the amortization of the commissions paid and limited the amount of increase in amortization this period.

Salaries and benefits: Salaries and benefits were $178,192 for the three months ended March 31, 2017, compared to $188,367 in 2016, a decrease of $10,175. Staffing costs have remained in line with the prior year.

Other expenses: Other operating expenses were $285,766 in the three months ended March 31, 2017, compared to $267,330 in 2016, an increase of $18,436. This increase is driven by increased spending on our selling and marketing efforts.

Net Loss: Our net loss was $168,748 in the three months ended March 31, 2017 compared to $326,717 in 2016, a decrease of $157,969. This decrease is primarily attributable to our increased realized gains. Our net loss per share decreased to $0.03 from $0.06 in 2016, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $20,771,856 as of March 31, 2017, an increase of $1,579,867 from December 31, 2016. This is primarily the result of the growth of our available for sale assets.

Available for sale fixed maturity securities: As of March 31, 2017, we had available for sale fixed maturity assets of $11,688,456, an increase of $1,368,382 from the December 31, 2016 balance of $10,320,074. This growth is driven by our premium income.

Available for sale equity securities: As of March 31, 2017, we had available for sale equity assets of $5,467,106, an increase of $323,062 from the December 31, 2016 balance of $5,143,504. This growth is driven by our premium income.

Cash and cash equivalents: As of March 31, 2017, we had cash and cash equivalent assets of $2,177,660, a decrease of $968,085 from the December 31, 2016 balance of $3,145,745. This decrease is driven by our deployment of cash into invested assets.

Investment income due and accrued: As of March 31, 2017, our investment income due and accrued was $94,458 compared to $100,713 as of December 31, 2016. This decrease is attributable to normal investment activity.

Reinsurance related assets: As of March 31, 2017, our reinsurance related assets were $31,597 compared to $31,390 as of December 31, 2016. There were no outstanding claim recoveries for either period.

Deferred acquisition costs, net: As of March 31, 2017, our deferred acquisition costs were $186,846 compared to $153,792 as of December 31, 2016. This is the result of our growing block of in-force policies and we expect this balance to continue to grow along with the size of our in-force business.

Property, equipment and software, net: As of March 31, 2017 our property, equipment and software assets were $236,265 compared to $244,849 as of December 31, 2016. This decrease is a result of normal amortization during the period. We did not purchase any new property, equipment and software during the first three months of 2017.

Other assets: As of March 31, 2017, our other assets were $889,468 compared to $51,922 as of December 31, 2016. This increase was the result of a receivable on securities sold but not yet settled as a part of a repositioning on an equity portfolio.

Liabilities. Our total liabilities were $9,482,372 as of March 31, 2017, an increase of $1,671,366 from our December 31, 2016 liability of $7,811,006.

Policy liabilities: Our total policy liabilities as of March 31, 2017 were $8,599,195 compared to $7,740,329 as of December 31, 2016. This increase is the result of new policy sales and the growth of our in-force policies. The growth in deposit-type contracts is the result of our annuity sales and the growth of our annuity block of business. The growth in policyholder benefit reserves is the result of our life insurance sales and the growth of our life insurance block of business. The growth of advance premiums is also attributable to the growth of our life insurance block of business.

Other liabilities: As of March 31, 2017, our other liabilities were $813,909 compared to $4,205 as of December 31, 2016. This increase was the result of a payable on securities purchased but not yet settled as a part of a repositioning on an equity portfolio.

Shareholders’ Equity. Our shareholders’ equity was $11,289,484 as of March 31, 2017, a decrease of $91,499 from our December 31, 2016 shareholders’ equity of $11,380,983. The reduction in shareholders’ equity was driven by our net loss during the first three months of 2017. This was partially offset by the sale of additional shares of common stock during the quarter. The increase in accumulated other comprehensive income reflects the change in unrealized gains and losses in our available for sale securities.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$302,583	1.6%	$299,162	1.6%
Corporate bonds	4,452,716	23.0%	3,845,896	20.7%
Municipal bonds	3,656,990	18.9%	2,849,829	15.3%
Mortgage backed and asset backed securities	3,276,167	16.9%	3,325,187	17.9%
Total fixed maturities	11,688,456	60.4%	10,320,074	55.5%
Equities:
Equities	5,135,423	26.6%	4,942,248	26.5%
Other equity investments	331,683	1.7%	201,256	1.1%
Total equities	5,467,106	28.3%	5,143,504	27.6%
Cash and cash equivalents	2,177,660	11.3%	3,145,745	16.9%
Total	$19,333,222	100.0%	$18,609,323	100.0%

The total value of our investments increased to $19,333,222 as of March 31, 2017 from $18,609,323 at December 31, 2016, an increase of $723,899. Increases in investments are primarily attributable to premiums received by USALSC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$1,071,085	9.2%	$1,080,028	10.5%
AA	5,212,905	44.6%	4,887,863	47.3%
A	2,307,354	19.7%	1,961,311	19.0%
BBB	2,897,025	24.8%	2,194,473	21.3%
BB	200,087	1.7%	196,399	1.9%
Total	$11,688,456	100.0%	$10,320,074	100.0%

Reflecting the high quality of securities maintained by us, 98.1% of all fixed maturity securities were investment grade as of December 31, 2016. As of March 31, 2017, 98.3% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of December 31, 2016 and March 31, 2017, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$49,951	$49,929	$49,915	$49,931
After one year through five years	1,718,157	1,714,094	1,819,437	1,809,470
After five years through ten years	1,646,453	1,647,786	1,646,576	1,643,823
More than 10 years	4,943,064	5,000,480	3,468,619	3,491,663
Mortgage backed and asset backed securities	3,276,332	3,276,167	3,333,617	3,325,187
	$11,633,957	$11,688,456	$10,318,164	$10,320,074

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

Net cash provided by operating activities was $41,272 for the three months ended March 31, 2017. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,505,023. The primary source of cash was from sales of available for sale securities and the sale of the short-term investments. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $495,666. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At March 31, 2017, we had cash and cash equivalents totaling $2,177,660. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2017, the Company issued 17,759 shares of common stock for aggregate consideration of $124,313, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

31.1	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XLRB Instance

101.SCH*	XLRB Taxonomy Extension Schema

101.CAL*	XLRB Taxonomy Extension Calculation

101.DEF*	XLRB Taxonomy Extension Definition

101.LAB*	XLRB Taxonomy Extension Labels

101.PRE*	XLRB Taxonomy Extension Presentation

*Filed herewith.

XLRB information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes  of section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

US Alliance Corporation
(Registrant)
Date
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman