Form 10-Q
period 2017-06-30
US Alliance Corp
filed 2017-08-04
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
		Smaller Reporting Company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value

5,636,367 shares outstanding

as of July 31, 2017

ITEM 1.    FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $10,866,298 and $10,318,164 as of June 30, 2017 and December 31, 2016, respectively)	$11,088,336	$10,320,074
Available for sale equity securities (cost: $6,943,319 and $4,905,953 as of June 30, 2017 and December 31, 2016, respectively)	7,220,486	5,143,504
Total investments	18,308,822	15,463,578

Cash and cash equivalents	1,728,857	3,145,745
Investment income due and accrued	106,814	100,713
Reinsurance related assets	31,616	31,390
Deferred acquisition costs, net	213,636	153,792
Property, equipment and software, net	233,681	244,849
Other assets	301,851	51,922
Total assets	$20,925,277	$19,191,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$4,191,021	$3,398,170
Policyholder benefit reserves	5,017,874	4,220,215
Advance premiums	188,343	121,944
Total policy liabilities	9,397,238	7,740,329

Accounts payable and accrued expenses	140,456	66,472
Other liabilities	1,885	4,205
Total liabilities	9,539,579	7,811,006

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 5,624,063 and 5,565,943 shares as of June 30, 2017 and December 31, 2016, respectively	562,407	556,595
Additional paid-in capital	18,270,769	18,017,163
Accumulated deficit	(7,946,683)	(7,432,236)
Accumulated other comprehensive income	499,205	239,461
Total shareholders' equity	11,385,698	11,380,983

Total liabilities and shareholders' equity	$20,925,277	$19,191,989

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Income:	(unaudited)		(unaudited)
Premium income	$3,732,570	$3,230,836	$1,982,642	$1,873,464
Net investment income	296,119	203,711	170,099	112,450
Net realized gain (loss) on sale of securities	208,502	10,764	16,097	(74)
Other income	39,455	35,590	19,253	22,185
Total income	4,276,646	3,480,901	2,188,091	2,008,025

Expenses:
Death claims	686,158	333,264	293,570	216,737
Policyholder benefits	2,187,150	1,861,670	1,213,426	1,139,525
Increase in policyholder reserves	576,548	762,904	311,570	403,352
Commissions, net of deferrals	265,434	226,598	141,143	118,383
Amortization of deferred acquisition costs	84,225	89,099	46,461	51,642
Salaries & benefits	383,143	393,184	204,951	204,817
Other operating expenses	608,435	580,673	322,669	313,343
Total expense	4,791,093	4,247,392	2,533,790	2,447,799

Net loss	$(514,447)	$(766,491)	$(345,699)	$(439,774)

Net loss per common share, basic and diluted	$(0.09)	$(0.15)	$(0.06)	$(0.08)

Unrealized net holding gains arising during the period	468,246	686,410	270,394	403,993
Reclassification adjustment for (gains) losses included in net loss	(208,502)	(10,764)	(16,097)	74
Other comprehensive income	259,744	675,646	254,297	404,067

Comprehensive loss	$(254,703)	$(90,845)	$(91,402)	$(35,707)

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2017 and 2016 (unaudited)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Outstanding Warrants	Common Stock Subscribed	Common Stock Subscription Receivable	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance, December 31, 2015	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	372,003	37,200	2,210,694	(15,876)	-	-	-	-	2,232,018
Common stock issued, $7 per share	2,100	210	14,490	-	-	-	-	-	14,700
Costs associated with common stock issued	-	-	(412,041)	-	-	-	-	-	(412,041)
Common stock subscribed	-	-	(814,153)	-	(13,799)	827,952	-	-	-
Other comprehensive income	-	-	-	-	-	-	675,646	-	675,646
Net loss	-	-	-	-	-	-	-	(766,491)	(766,491)
Balance, June 30, 2016	5,551,348	$555,135	$18,017,275	$-	$-	$-	$575,169	$(6,912,954)	$12,234,625

Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$-	$-	$-	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	58,120	5,812	401,028	-	-	-	-	-	406,840
Costs associated with common stock issued	-	-	(147,422)	-	-	-	-	-	(147,422)
Other comprehensive income	-	-	-	-	-	-	259,744	-	259,744
Net loss	-	-	-	-	-	-	-	(514,447)	(514,447)
Balance, June 30, 2017	5,624,063	$562,407	$18,270,769	$-	$-	$-	$499,205	$(7,946,683)	$11,385,698

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(514,447)	$(766,491)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,169	19,404
Net realized (gains) on the sale of securities	(208,502)	(10,764)
Amortization of investment securities, net	16,468	7,397
Deferred acquisition costs capitalized	(144,069)	(127,119)
Deferred acquisition costs amortized	84,225	89,099
Interest credited on deposit type contracts	63,607	32,531
(Increase) decrease in operating assets:
Investment income due and accrued	(6,101)	(4,177)
Reinsurance related assets	(226)	(116,698)
Other assets	(249,929)	57,526
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	797,659	1,039,565
Advance premiums	66,399	25,848
Other liabilities	(2,320)	(3,097)
Accounts payable and accrued expenses	73,984	(45,891)
Net cash (used in) provided by operating activities	(6,083)	197,133

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(2,100,968)	(1,512,774)
Purchase of equity investments	(3,124,648)	(805,227)
Proceeds from fixed income sales and repayments	1,532,509	467,504
Proceeds from equity sales and repayments	1,299,640	92,247
Purchase of property, equipment and software	(6,000)	-
Net cash (used in) investing activities	(2,399,467)	(1,758,250)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	1,000,563	949,295
Withdrawals on deposit-type contracts	(271,319)	(153,699)
Proceeds received from exercise of warrants, net of costs of issuance	259,418	1,834,677
Net cash provided by financing activities	988,662	2,630,273

Net (decrease) increase in cash and cash equivalents	(1,416,888)	1,069,156

Cash and Cash Equivalents:
Beginning	3,145,745	2,466,526
Ending	$1,728,857	$3,535,682

See Notes to Consolidated Financial Statements (unaudited).

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

The results of operation for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2016.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri and Oklahoma.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2017 and December 31, 2016, the Company had 5,624,063 and 5,565,943 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended June 30, 2017 and 2016 were 5,596,489 and 5,538,475 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2017 and 2016 were 5,579,493 and 5,357,056 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and six months ended June 30, 2017 and 2016 because all warrants for common shares are anti-dilutive.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2. Investments

The amortized cost and fair value of available for sale and held to maturity investments as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:	(Unaudited)
Fixed maturities:
US Treasury securities	$267,504	$-	$(15,902)	$251,602
Corporate bonds	3,966,440	116,132	(18,574)	4,063,998
Municipal bonds	4,145,420	129,749	(14,552)	4,260,617
Mortgage backed and asset backed securities	2,486,934	42,812	(17,627)	2,512,119
Total fixed maturities	10,866,298	288,693	(66,655)	11,088,336
Equities:
Equities	6,834,157	327,375	(73,906)	7,087,626
Other equity investments	109,162	23,698	-	132,860
Total equities	6,943,319	351,073	(73,906)	7,220,486
Total available for sale	$17,809,617	$639,766	$(140,561)	$18,308,822

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$314,992	$-	$(15,830)	$299,162
Corporate bonds	3,828,418	62,712	(45,234)	3,845,896
Municipal bonds	2,841,137	46,883	(38,191)	2,849,829
Mortgage backed and asset backed securities	3,333,617	36,870	(45,300)	3,325,187
Total fixed maturities	10,318,164	146,465	(144,555)	10,320,074
Equities:
Equities	4,723,024	350,981	(131,757)	4,942,248
Other equity investments	182,929	23,046	(4,719)	201,256
Total equities	4,905,953	374,027	(136,476)	5,143,504
Total available for sale	$15,224,117	$520,492	$(281,031)	$15,463,578

The amortized cost and fair value of debt securities as of June 30, 2017, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$99,976	$99,932
After one year through five years	1,220,739	1,221,261
After five years through ten years	1,894,372	1,914,255
More than 10 years	5,164,277	5,340,769
Mortgage backed and asset backed securities	2,486,934	2,512,119
Total fixed maturities	$10,866,298	$11,088,336

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first six months of 2017 and 2016 were $2,832,149 and $559,751, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2017	2016
Gross gains	$227,463	$12,830
Gross losses	(18,961)	(2,066)
Net security (losses) gains	$208,502	$10,764

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended June 30, 2017 and 2016 were $1,862,409 and $314,111, respectively. Realized gains and losses related to the sale of securities for the three months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2017	2016
Gross gains	$35,058	$1,992
Gross losses	(18,961)	(2,066)
Net security (losses) gains	$16,097	$(74)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2017 (unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$251,602	$(15,902)	$-	$-	$251,602	$(15,902)
Corporate bonds	1,117,565	(17,474)	48,806	(1,100)	1,166,371	(18,574)
Municipal bonds	724,631	(14,552)	-	-	724,631	(14,552)
Mortgage backed and asset backed securities	850,512	(15,649)	99,326	(1,978)	949,838	(17,627)
Total fixed maturities	2,944,310	(63,577)	148,132	(3,078)	3,092,442	(66,655)
Equities:
Equities	771,225	(23,360)	843,041	(50,546)	1,614,266	(73,906)
Other equity investments	-	-	-	-	-	-
Total equities	771,225	(23,360)	843,041	(50,546)	1,614,266	(73,906)
Total available for sale	$3,715,535	$(86,937)	$991,173	$(53,624)	$4,706,708	$(140,561)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$(15,830)	$-	$-	$299,162	$(15,830)
Corporate bonds	1,897,000	(42,994)	196,399	(2,240)	2,093,399	(45,234)
Municipal bonds	1,296,688	(38,191)	-	-	1,296,688	(38,191)
Mortgage backed and asset backed securities	1,700,173	(39,264)	134,090	(6,036)	1,834,263	(45,300)
Total fixed maturities	5,193,023	(136,279)	330,489	(8,276)	5,523,512	(144,555)
Equities:
Equities	1,007,860	(59,357)	1,063,959	(72,400)	2,071,819	(131,757)
Other equity investments	52,840	(4,719)	-	-	52,840	(4,719)
Total equities	1,060,700	(64,076)	1,063,959	(72,400)	2,124,659	(136,476)
Total available for sale	$6,253,723	$(200,355)	$1,394,448	$(80,676)	$7,648,171	$(281,031)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2017 was 39, which represented an unrealized loss of $140,561 of the aggregate carrying value of those securities. The 39 securities breakdown as follows: 18 bonds, 12 mortgage and asset backed securities, 5 common stocks, 2 high yield corporate bond funds, 1 preferred stock index fund, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016. The unrealized gains on the remainder of the available for sale portfolio as of June 30, 2017 were $639,766.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$251,602	$251,602	$-	$-
Corporate bonds	4,063,998	-	4,063,998	-
Municipal bonds	4,260,617	-	4,260,617	-
Mortgage backed and asset backed securities	2,512,119	-	2,512,119	-
Total fixed maturities	11,088,336	251,602	10,836,734	-
Equities:
Equities	7,087,626	7,087,626	-	-
Other equity investments	132,860	132,860	-	-
Total equities	7,220,486	7,220,486	-	-
Total	$18,308,822	$7,472,088	$10,836,734	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$299,162	$-	$-
Corporate bonds	3,845,896	-	3,845,896	-
Municipal bonds	2,849,829	-	2,849,829	-
Mortgage backed and asset backed securities	3,325,187	-	3,325,187	-
Total fixed maturities	10,320,074	299,162	10,020,912	-
Equities:
Equities	4,942,248	4,942,248	-	-
Other equity investments	201,256	201,256	-	-
Total equities	5,143,504	5,143,504	-	-
Total	$15,463,578	$5,442,666	$10,020,912	$-

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

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits in deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using the risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:	(unaudited)
Cash and cash equivalents	$1,728,857	$1,728,857	$3,145,745	$3,145,745
Investments, at fair value	18,308,822	18,308,822	15,463,578	15,463,578
Total Financial Assets	$20,037,679	$20,037,679	$18,609,323	$18,609,323

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$4,191,021	$4,099,186	$3,398,170	$3,260,086
Total Financial Liabilities	$4,191,021	$4,099,186	$3,398,170	$3,260,086

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended June 30, 2017 and 2016 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $5,579,497 and $5,050,176 as of June 30, 2017 and December 31, 2016, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

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

On May 23, 2017, the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. Northern Plains Capital Corporation shareholders received .5841 shares of US Alliance Corporation stock for each share of Northern Plains stock that they owned. The merger closed on July 31, 2017 with an  August 1, 2017 effective date.

The Company has evaluated subsequent events through August 4, 2017, the date on which the consolidated financial statements were issued.

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

Overview

USAC was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our three wholly-owned subsidiaries: USALSC, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation.

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third party administrative services in 2015.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP. Preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of our accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in the Notes to Consolidated Financial Statements included with this quarterly report.

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

Merger

On May 23, 2017, the Company entered into a definitive merger agreement with Northern Plains Capital Corporation (“NPCC”). The merger transaction closed on July 31, 2017. NPCC shareholders received .5841 shares of US Alliance Corporation stock for each share of NPCC stock owned.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 8 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the six months ended June 30, 2017 and 2016 are summarized in the table below.

	Six Months Ended June 30,
	2017	2016
Income:	(unaudited)
Premium income	$3,732,570	$3,230,836
Net investment income	296,119	203,711
Net realized gain on sale of securities	208,502	10,764
Other income	39,455	35,590
Total income	$4,276,646	$3,480,901

Insurance revenues for the three months ended June 30, 2017 and 2016 are summarized in the table below.

	Three Months Ended June 30,
	2017	2016
Income:	(unaudited)
Premium income	$1,982,642	$1,873,464
Net investment income	170,099	112,450
Net realized (loss) gain on sale of securities	16,097	(74)
Other income	19,253	22,185
Total income	$2,188,091	$2,008,025

Premium revenue: Premium revenue for the first six months of 2017 was $3,732,570 compared to $3,230,836 in the first six months of 2016, an increase of $501,734. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the six months ended June 30, 2017 and 2016 are summarized in the following table.

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Direct	$1,491,444	$1,300,959
Assumed	2,315,400	1,991,730
Ceded	(74,274)	(61,853)
Total	$3,732,570	$3,230,836

Premium revenue for the second quarter of 2017 was $1,982,642 compared to $1,873,464 in 2016, an increase of $109,178. This growth is attributable to both an increase in direct written premiums due to our organic growth efforts and an increase in assumed premiums from our reinsurance treaty with ULIC.

Direct, assumed and ceded premiums for the three months ended June 30, 2017 and 2016 are summarized in the following table.

	Three Months ended June 30,
	2017	2016
	(unaudited)
Direct	$748,350	$717,343
Assumed	1,274,094	1,191,001
Ceded	(39,802)	(34,880)
Total	$1,982,642	$1,873,464

The Company is pursuing new product and distribution opportunities to increase premium production.

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Fixed maturities	$192,481	$145,616
Equity securities	122,692	78,441
Cash and short term investments	1,493	766
	316,666	224,823
Less investment expenses	(20,547)	(21,112)
	$296,119	$203,711

Net investment income for the first six months of 2017 was $296,119, compared to $203,711 in 2016, an increase of $92,408. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and an improvement in our book yield.

The components of net investment income for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
	2017	2016
	(unaudited)
Fixed maturities	$99,745	$76,114
Equity securities	80,246	46,965
Cash and short term investments	710	567
	180,701	123,646
Less investment expenses	(10,602)	(11,196)
	$170,099	$112,450

Net investment income for the second quarter of 2017 was $170,099, compared to $112,450 in 2016, an increase of $57,649. This increase in investment income is a result of increased invested assets as a result of our premium income and an improvement in our book yield.

Net realized gains on investments: Net realized gains on investments for the six months ended June 30, 2017 were $208,502, compared to gains of $10,764 in 2016, an increase of $197,738. The increase in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus. Realized gains and losses related to the sale of securities for the six months ended June 30, 2017 and 2016 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2017	2016
Gross gains	$227,463	$12,830
Gross losses	(18,961)	(2,066)
Net security gains	$208,502	$10,764

Net realized gains on investments for the second quarter of 2017 were $16,097 compared to losses of $74 in 2016. Realized gains and losses related to the sale of securities for the three months ended June 30, 2016 and 2016 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2017	2016
Gross gains	$35,058	$1,992
Gross losses	(18,961)	(2,066)
Net security gains (losses)	$16,097	$(74)

Other income: Other income for the six months ended June 30, 2017 was $39,455 compared to $35,590 in 2016, an increase of $3,865. This increase is due to the growth of our third party administration business.

Other income for the second quarter of 2017 was $19,253 compared to $22,185 in 2016, a decrease of $2,932. This decrease is due to lower ceding commissions during the quarter.

Expenses. Expenses for the six months ended June 30, 2017 and 2016 are summarized in the table below.

	Six Months Ended June 30,
	2017	2016
Expenses:	(unaudited)
Death claims	$686,158	$333,264
Policyholder benefits	2,187,150	1,861,670
Increase in policyholder reserves	576,548	762,904
Commissions, net of deferrals	265,434	226,598
Amortization of deferred acquisition costs	84,225	89,099
Salaries & benefits	383,143	393,184
Other operating expenses	608,435	580,673
Total expense	$4,791,093	$4,247,392

Expenses for the three months ended June 30, 2017 and 2016 are summarized in the table below.

	Three Months Ended June 30,
	2017	2016
Expenses:	(unaudited)
Death claims	$293,570	$216,737
Policyholder benefits	1,213,426	1,139,525
Increase in policyholder reserves	311,570	403,352
Commissions, net of deferrals	141,143	118,383
Amortization of deferred acquisition costs	46,461	51,642
Salaries & benefits	204,951	204,817
Other operating expenses	322,669	313,343
Total expense	$2,533,790	$2,447,799

Death and other benefits: Death benefits were $686,158 in the six months ended June 30, 2017 compared to $333,264 in 2016, an increase of $352,894. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Death benefits were $293,570 for the three months ended June 30, 2017, compared to $216,737 for the same period in 2016, an increase of $76,833. This increase is attributable to the growth of our in-force block of life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force life business.

Policyholder benefits: Policyholder benefits were $2,187,150 in the six months ended June 30, 2017 compared to $1,861,670 in 2016, an increase of $325,480. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Policyholder benefits were $1,213,426 during the second quarter of 2017, compared to $1,139,525 in the second quarter of 2016, an increase of $73,901. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Increase in policyholder reserves: Policyholder reserves increased $576,548 in the six months ended June 30, 2017, compared to $762,904 in 2016, a decrease of $186,356. The reduction in increase in policyholder reserves reflects the reserves released on paid death claims.

Policyholder reserves increased by $311,570 in the second quarter of 2017, compared to $403,352 in the second quarter of 2016, a decrease of $91,782. The reduction in increase in policyholder reserves reflects the reserves released on paid death claims.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies. Commissions were $265,434 in the six months ended June 30, 2017, compared to $226,598 in 2016, an increase of $38,836. This increase is due to an increase in assumed premiums.

Commissions were $141,143 in the second quarter of 2017, compared to $118,383 in the second quarter of 2016, an increase of $22,760. This increase is due to an increase in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $84,225 in the six months ended June 30, 2017, compared to $89,099 in 2016, a decrease of $4,874. The age bands for pre-need purchases affects the amortization of the commissions paid and limited the amount of amortization this period.

The amortization of deferred acquisition costs was $46,461 in the second quarter of 2017, compared to $51,642 in the second quarter of 2016, a decrease of $5,181. The age bands for pre-need purchases affects the amortization of the commissions paid and limited the amount of amortization this period.

Salaries and benefits: Salaries and benefits were $383,143 for the six months ended June 30, 2017, compared to $393,184 in 2016, a decrease of $10,041. Staffing costs have remained in line with the prior year.

Salaries and benefits were $204,951 in the second quarter of 2017, compared to $204,817 in the second quarter of 2016. Staffing costs have remained in line with the prior year.

Other expenses: Other operating expenses were $608,435 in the six months ended June 30, 2017, compared to $580,673 in 2016, an increase of $27,762. This increase is driven by increased spending on our selling and marketing efforts.

Other operating expenses were $322,669 during the second quarter of 2017, compared to $313,343 in the second quarter of 2016, an increase of $9,326.

Net Loss: Our net loss was $514,447 in the six months ended June 30, 2017 compared to net loss of $766,491 in the same period of 2016, a decrease of $252,044. This decrease is primarily attributable to our increased realized gains as well as growing product margins. Our net loss per share decreased to $0.09 from $0.15 in 2016, basic and diluted.

Our net loss was $345,699 for the second quarter of 2017, compared to $439,774 for the same period in 2016, a decrease of $94,105. This decrease is primarily attributable to improved product margins. Our net loss per share was $0.06 per share in the second quarter of 2017, basic and diluted, compared to $0.08 net loss per share in the second quarter of 2016.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $20,925,277 as of June 30, 2017, an increase of $1,733,288 from December 31, 2016. This is primarily the result of the growth of our available for sale assets.

Available for sale fixed maturity securities: As of June 30, 2017, we had available for sale fixed maturity assets of $11,088,336, an increase of $768,262 from the December 31, 2016 balance of $10,320,074. This growth is driven by our premium income.

Available for sale equity securities: As of June 30, 2017, we had available for sale equity assets of $7,220,486, an increase of $2,076,982 from the December 31, 2016 balance of $5,143,504. This growth is driven by our premium income.

Cash and cash equivalents: As of June 30, 2017, we had cash and cash equivalent assets of $1,728,857, a decrease of $1,416,888 from the December 31, 2016 balance of $3,145,745. This decrease is driven by our deployment of cash into invested assets.

Investment income due and accrued: As of June 30, 2017, our investment income due and accrued was $106,814 compared to $100,713 as of December 31, 2016. This increase is attributable to normal investment activity.

Reinsurance related assets: As of June 30, 2017, our reinsurance related assets were $31,616 compared to $31,390 as of December 31, 2016. There were no significant changes in this account during the reporting period.

Deferred acquisition costs, net: As of June 30, 2017, our deferred acquisition costs were $213,636 compared to $153,792 as of December 31, 2016. This is the result of our growing block of in-force policies and we expect this balance to continue to grow along with the size of our in-force business.

Property, equipment and software, net: As of June 30, 2017 our property, equipment and software assets were $233,681 compared to $244,849 as of December 31, 2016. This decrease is a result of normal depreciation during the period. We did purchase additional office furniture and equipment in the first half of 2017.

Other assets: As of June 30, 2017, our other assets were $301,851 compared to $51,922 as of December 31, 2016. This increase was the result of a receivable related to the recovery of merger related expenses and pre-paid insurance.

Liabilities. Our total liabilities were $9,539,579 as of June 30, 2017, an increase of $1,728,573 from our December 31, 2016 liability of $7,811,006.

Policy liabilities: Our total policy liabilities as of June 30, 2017 were $9,397,238 compared to $7,740,329 as of December 31, 2016. This increase is the result of new policy sales and the growth of our in-force policies. The growth in deposit-type contracts is the result of our annuity sales and the growth of our annuity block of business. The growth in policyholder benefit reserves is the result of our life insurance sales and the growth of our life insurance block of business. The growth of advance premiums is also attributable to the growth of our life insurance block of business.

Accounts payable and accrued expenses: As of June 30, 2017, our accounts payable and accrued expenses were $140,456 compared to $66,472 as of December 31, 2016. The growth is the result of expenses accrued related to our pending merger transaction.

Shareholders’ Equity. Our shareholders’ equity was $11,385,698 as of June 30, 2017, an increase of $4,715 from our December 31, 2016 shareholders’ equity of $11,380,983. The growth in shareholders’ equity was driven by the issuance of new shares of stock and the growth of accumulated other comprehensive income. This was partially offset by our net loss during the period.

Investments and Cash and Cash Equivalents

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$251,602	1.3%	$299,162	1.6%
Corporate bonds	4,063,998	20.3%	3,845,896	20.7%
Municipal bonds	4,260,617	21.3%	2,849,829	15.3%
Mortgage backed and asset backed securities	2,512,119	12.5%	3,325,187	17.9%
Total fixed maturities	11,088,336	55.4%	10,320,074	55.5%
Equities:
Equities	7,087,626	35.3%	4,942,248	26.5%
Other equity investments	132,860	0.7%	201,256	1.1%
Total equities	7,220,486	36.0%	5,143,504	27.6%
Cash and cash equivalents	1,728,857	8.6%	3,145,745	16.9%
Total	$20,037,679	100.0%	$18,609,323	100.0%

The total value of our investments and cash and cash equivalents increased to $20,037,679 as of June 30, 2017 from $18,609,323 at December 31, 2016, an increase of $1,428,356. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$875,859	7.9%	$1,080,028	10.5%
AA	5,176,964	46.7%	4,887,863	47.3%
A	2,196,804	19.8%	1,961,311	19.0%
BBB	2,638,120	23.8%	2,194,473	21.3%
BB	200,589	1.8%	196,399	1.9%
Total	$11,088,336	100.0%	$10,320,074	100.0%

Reflecting the high quality of securities maintained by us, 98.1% of all fixed maturity securities were investment grade as of December 31, 2016. As of June 30, 2017, 98.2% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of June 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$99,976	$99,932	$49,915	$49,931
After one year through five years	1,220,739	1,221,261	1,819,437	1,809,470
After five years through ten years	1,894,372	1,914,255	1,646,576	1,643,823
More than 10 years	5,164,277	5,340,769	3,468,619	3,491,663
Mortgage backed and asset backed securities	2,486,934	2,512,119	3,333,617	3,325,187
	$10,866,298	$11,088,336	$10,318,164	$10,320,074

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

Net cash used in operating activities was $6,083 for the six months ended June 30, 2017. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $2,399,467. The primary source of cash was from sales of available for sale securities and the sale of the short-term investments. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $988,662. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At June 30, 2017, we had cash and cash equivalents totaling $1,728,857. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2017. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2017, the Company issued 40,361 shares of common stock, for aggregate consideration of $289,527, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

2.1	Plan and Agreemetn of Merger dated May 23, 2017 among Northern Plains Capital Corporation, US Alliance Corporation and Acquisition Merger Sub, Inc., filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incorporated by reference as Exhibit 2.1.

2.2	Amendment No. 1 to Plan and Agreement of Merger dated May 23, 2017 among Northern Plains Capital Corporation, US Alliance Corporation and Acquisition Merger Sub, Inc., filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incorporated herein by reference as Exhibit 2.2.

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

101.INS** XLRB Instance

101.SCH** XLRB Taxonomy Extension Schema

101.CAL** XLRB Taxonomy Extension Calculation

101.DEF** XLRB Taxonomy Extension Definition

101.LAB** XLRB Taxonomy Extension Labels

101.PRE** XLRB Taxonomy Extention Presentation

**XLRB information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

US Alliance Corporation
(Registrant)
Date
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman