Form 10-Q
period 2017-09-30
US Alliance Corp
filed 2017-11-13
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
		Smaller reporting company	[X]
		Emerging growth company	[X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [X ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value

7,302,192 shares outstanding

as of November 6, 2017

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $14,911,919 and $10,318,164 as of September 30, 2017 and December 31, 2016, respectively)	$15,153,824	$10,320,074
Available for sale equity securities (cost: $7,615,226 and $4,905,953 as of September 30, 2017 and December 31, 2016, respectively)	7,665,497	5,143,504
Total investments	22,819,321	15,463,578

Cash and cash equivalents	11,015,077	3,145,745
Investment income due and accrued	124,745	100,713
Policy loans	33,376	-
Reinsurance related assets	315,702	31,390
Deferred acquisition costs, net	3,083,154	153,792
Value of business acquired, net	605,677	-
Property, equipment and software, net	229,939	244,849
Goodwill	277,542	-
Other assets	241,517	51,922
Total assets	$38,746,050	$19,191,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$12,749,556	$3,398,170
Policyholder benefit reserves	10,216,596	4,220,215
Advance premiums	836,805	121,944
Total policy liabilities	23,802,957	7,740,329

Accounts payable and accrued expenses	75,399	66,472
Other liabilities	551,485	4,205
Total liabilities	24,429,841	7,811,006

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,296,351 and 5,565,943 shares as of September 30, 2017 and December 31, 2016, respectively	729,636	556,595
Additional paid-in capital	21,319,758	18,017,163
Accumulated deficit	(8,025,339)	(7,432,236)
Accumulated other comprehensive income	292,154	239,461
Total shareholders' equity	14,316,209	11,380,983

Total liabilities and shareholders' equity	$38,746,050	$19,191,989

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Comprehensive Loss

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Income:
Premium income	$8,902,208	$4,721,091	$5,169,638	$1,490,255
Net investment income	485,147	320,491	189,028	116,780
Net realized gain on sale of securities	435,392	40,653	226,890	29,889
Other income	40,656	57,468	1,201	21,878
Total income	9,863,403	5,139,703	5,586,757	1,658,802

Expenses:
Death claims	624,864	355,151	152,234	119,700
Policyholder benefits	2,609,324	2,520,956	479,965	715,171
Increase in policyholder reserves	5,205,124	1,473,287	4,357,257	556,685
Commissions, net of deferrals	362,585	315,550	97,151	88,952
Amortization of deferred acquisition costs	136,709	128,540	52,484	39,441
Amortization of value of business acquired	3,384	-	3,384	-
Salaries & benefits	627,286	564,410	244,143	171,226
Other operating expenses	887,230	902,598	278,795	321,925
Total expense	10,456,506	6,260,492	5,665,413	2,013,100

Net loss	$(593,103)	$(1,120,789)	$(78,656)	$(354,298)

Net loss per common share, basic and diluted	$(0.10)	$(0.21)	$(0.01)	$(0.06)

Unrealized net holding gains arising during the period	488,085	855,203	19,839	168,793
Reclassification adjustment for (gains) losses included in net loss	(435,392)	(40,653)	(226,890)	(29,889)
Other comprehensive income (loss)	52,693	814,550	(207,051)	138,904

Comprehensive loss	$(540,410)	$(306,239)	$(285,707)	$(215,394)

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2017 and 2016 (unaudited)

						Common	Accumulated
	Number of				Common	Stock	Other
	Shares of	Common	Additional	Outstanding	Stock	Subscription	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Warrants	Subscribed	Receivable	Income / (Loss)	Deficit	Total
Balance, December 31, 2015	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	372,003	37,200	2,210,694	(15,876)	-	-	-	-	2,232,018
Common stock issued, $7 per share	4,886	489	33,713	-	-	-	-	-	34,202
Costs associated with common stock issued	-	-	(482,385)	-	-	-	-	-	(482,385)
Common stock subscribed	-	-	(814,153)	-	(13,799)	827,952	-	-	-
Other comprehensive income	-	-	-	-	-	-	814,550	-	814,550
Net loss	-	-	-	-	-	-	-	(1,120,789)	(1,120,789)
Balance, September 30, 2016	5,554,134	$555,414	$17,966,154	$-	$-	$-	$714,073	$(7,267,252)	$11,968,389

Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$-	$-	$-	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	85,950	8,595	593,055	-	-	-	-	-	601,650
Costs associated with common stock issued	-	-	(223,394)	-	-	-	-	-	(223,394)
Common stock issued, Northern Plains Capital Corporation merger	1,644,458	164,446	2,932,934						3,097,380
Other comprehensive income	-	-	-	-	-	-	52,693	-	52,693
Net loss	-	-	-	-	-	-	-	(593,103)	(593,103)
Balance, September 30, 2017	7,296,351	$729,636	$21,319,758	$-	$-	$-	$292,154	$(8,025,339)	$14,316,209

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(593,103)	$(1,120,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,031	29,074
Net realized (gains) on the sale of securities	(435,392)	(40,653)
Amortization of investment securities, net	27,429	12,406
Deferred acquisition costs capitalized	(204,620)	(182,537)
Deferred acquisition costs amortized	136,709	128,540
Value of business acquired amortized	3,384	-
Interest credited on deposit type contracts	110,097	49,395
(Increase) decrease in operating assets:
Investment income due and accrued	9,315	3,097
Reinsurance related assets	(8,294)	(51,893)
Other assets	(132,357)	91,353
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,284,750	1,497,064
Advance premiums	92,016	41,297
Other liabilities	3,600	73,434
Accounts payable and accrued expenses	(32,519)	(16,609)
Net cash provided by operating activities	287,046	513,179

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(4,629,966)	(2,624,560)
Purchase of equity investments	(4,669,164)	(1,210,646)
Proceeds from fixed income sales and repayments	3,081,710	573,590
Proceeds from equity sales and repayments	4,439,235	190,583
Acquisition of Northern Plains Capital Corporation	1,079,627	-
Assumed reinsurance from American Life & Security Corporation	6,895,145	-
Purchase of property, equipment and software	(11,121)	-
Net cash provided by (used in) investing activities	6,185,466	(3,071,033)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	1,368,680	1,485,628
Withdrawals on deposit-type contracts	(350,116)	(170,906)
Proceeds received from issuance of common stock, net of costs of issuance	378,256	1,783,835
Net cash provided by financing activities	1,396,820	3,098,557

Net increase in cash and cash equivalents	7,869,332	540,703

Cash and Cash Equivalents:
Beginning	3,145,745	2,466,526
Ending	$11,015,077	$3,007,229

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Supplemental Cash Flow Information
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Non-Cash Information
Common stock issued on the acquisition of Northern Plains	$3,097,380	$-
Cost of reinsurance deferred on coinsurance transaction with American Life & Security Corp	$2,861,450	$-

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.     Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation ("USAlliance" or “the Company”) is a Kansas corporation located in Topeka, Kansas. The Company was incorporated April 24, 2009, as a holding company to form, own, operate and manage a life insurance company and its marketing and investment affiliates. On June 9, 2011, the wholly owned subsidiary, US Alliance Life and Security Company (“USALSC”) was incorporated. USALSC received its Certificate of Authority from the Kansas Insurance Department (KID) effective January 2, 2012. On April 23, 2012, US Alliance Investment Corporation (“USAIC”) and US Alliance Marketing Corporation (“USAMC”) were incorporated as wholly-owned subsidiaries of the Company to provide investment management and marketing services. On August 1, 2017, the Company, through its wholly owned subsidiary, merged with Northern Plains Capital Corporation (“Northern Plains”) with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company (“DCLIC”) which became a wholly owned subsidiary of US Alliance Life and Security Company.

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

The results of operation for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2016.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Reclassifications: Certain reclassifications of a minor nature have been made to prior-period balances to conform to current-period presentation with no net impact to net loss/income or equity.

Area of Operation: USALSC is authorized to operate in the states of Kansas, North Dakota, Missouri, Oklahoma and Nebraska. DCLIC is authorized to operate in the state of North Dakota.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2017, and December 31, 2016, the company had 7,296,351 and 5,565,943 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended September 30, 2017 and 2016 were 6,181,492 and 5,552,227 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2017 and 2016 were 5,698,514 and 5,395,456 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and nine months ended September 30, 2017 and 2016 because all warrants for common shares are anti-dilutive.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

Note 2.     Acquisitions

On August 1, 2017 the Company acquired Northern Plains pursuant to a Plan and Agreement of Merger dated May 23, 2017 (the "Merger Agreement") under which Alliance Merger Sub, Inc. (“Acquisition”), a wholly owned subsidiary of the Company, merged with and into Northern Plains (“Merger”) with Acquisition being the surviving company. Pursuant to the Merger Agreement, the Company exchanged .5841 shares of the Company’s common stock for each share of Northern Plains common stock, or approximately 1,644,458 shares, as consideration for the Merger. Subsequent to the Merger, Acquisition was merged into the Company and the Company contributed its interest in DCLIC to USALSC.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The Merger was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. The table on the following page summarizes the preliminary fair value of the consideration transferred and the preliminary fair value of Northern Plains’ assets acquired and liabilities assumed:

Fair value of US Alliance common stock issued as consideration	$3,099,165

Preliminary amounts of indentifiable assets acquired and liablities assumed
Investment securities	$4,623,449
Cash	1,079,627
VOBA	609,061
Other assets	60,080
Policyholder reserves	(1,277,411)
Deposit type contracts	(2,029,138)
Other liabilities	(243,608)
Total indentifiable net assets	$2,822,060
Goodwill	277,105
Total	$3,099,165

The fair value of the US Alliance  common stock issued as consideration and the assets acquired and liabilities assumed from our Merger with  Northern Plains was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas that are not yet finalized are related to the fair value of US Alliance common stock issued and the fair value of value of business acquired ("VOBA"). Measurement period adjustments will be applied to the period that the adjustment is identified in our consolidated financial statements.

VOBA is being amortized on a straight-line basis over 30 years which approximates the earnings pattern of the related policies.

The following table presents unaudited pro forma consolidated total income and net loss as if the Merger had occurred as of January 1, 2016 (the earliest date presented).

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Income:
Premium income	$9,322,648	$5,231,372
Net investment income	544,477	396,697
Net realized gain (loss) on sale of securities	483,130	16,031
Other income	11,594	6,987
Total income	10,361,849	5,651,087

Net Loss	$(745,970)	$(1,508,555)

Net Loss per share	$(0.10)	$(0.21)

The unaudited pro forma total income and net loss above was adjusted to eliminate the TPA fees paid by Northern Plains to the Company of $31,250 and $50,781 for the nine months ended September 30, 2017 and 2016, respectively; and eliminate the loss of $201,577 for acquisition related expenses that Northern Plains recorded for the nine months ended September 30, 2017 and also includes adjustments for the amortization of VOBA and elimination of DAC amortization for the nine months ending September 30, 2017 and 2016 of $78,379 and $21,498, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$269,529	$-	$(29,054)	$240,475
Government agency bonds	299,842	-	(539)	299,303
Corporate bonds	6,119,784	140,246	(25,617)	6,234,413
Municipal bonds	5,570,008	152,099	(19,519)	5,702,588
Redeemable preferred stock	99,560	480	-	100,040
Mortgage backed and asset backed securities	2,553,196	38,963	(15,154)	2,577,005
Total fixed maturities	14,911,919	331,788	(89,883)	15,153,824
Equities:
Equities	7,615,226	114,845	(64,574)	7,665,497
Total available for sale	$22,527,145	$446,633	$(154,457)	$22,819,321

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$314,992	$-	$(15,830)	$299,162
Corporate bonds	3,828,418	62,712	(45,234)	3,845,896
Municipal bonds	2,841,137	46,883	(38,191)	2,849,829
Mortgage backed and asset backed securities	3,333,617	36,870	(45,300)	3,325,187
Total fixed maturities	10,318,164	146,465	(144,555)	10,320,074
Equities:
Equities	4,723,024	350,981	(131,757)	4,942,248
Other equity investments	182,929	23,046	(4,719)	201,256
Total equities	4,905,953	374,027	(136,476)	5,143,504
Total available for sale	$15,224,117	$520,492	$(281,031)	$15,463,578

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities as of September 30, 2017, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
September 30, 2017	Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$200,568	$200,473
After one year through five years	1,932,156	1,933,444
After five years through ten years	2,490,661	2,517,547
More than 10 years	7,635,778	7,825,315
Redeemable preferred stocks	99,560	100,040
Mortgage backed and asset backed securities	2,553,196	2,577,005
Total fixed maturities	$14,911,919	$15,153,824

Proceeds from the sale of securities, maturities, and asset paydowns for the first nine months of 2017 and 2016 were $7,520,945 and $764,173, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2017	2016
Gross gains	$486,523	$42,719
Gross losses	(51,131)	(2,066)
Net security gains	$435,392	$40,653

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended September 30, 2017 and 2016 were $4,688,796 and $204,422, respectively. Realized gains and losses related to the sale of securities for the three months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2017	2016
Gross gains	$259,061	$29,889
Gross losses	(32,171)	-
Net security gains	$226,890	$29,889

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2017
Available for sale:
Fixed maturities:
US Treasury securities	$240,475	$(29,054)	$-	$-	$240,475	$(29,054)
Government agency bonds	299,303	(539)	-	-	299,303	(539)
Corporate bonds	1,734,089	(14,488)	798,161	(11,129)	2,532,250	(25,617)
Municipal bonds	1,571,608	(18,464)	98,945	(1,055)	1,670,553	(19,519)
Mortgage backed and asset backed securities	995,261	(13,137)	92,315	(2,017)	1,087,576	(15,154)
Total fixed maturities	4,840,736	(75,682)	989,421	(14,201)	5,830,157	(89,883)
Equities:
Equities	1,283,438	(4,999)	1,179,505	(59,575)	2,462,943	(64,574)
Total available for sale	$6,124,174	$(80,681)	$2,168,926	$(73,776)	$8,293,100	$(154,457)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$(15,830)	$-	$-	$299,162	$(15,830)
Corporate bonds	1,897,000	(42,994)	196,399	(2,240)	2,093,399	(45,234)
Municipal bonds	1,296,688	(38,191)	-	-	1,296,688	(38,191)
Mortgage backed and asset backed securities	1,700,173	(39,264)	134,090	(6,036)	1,834,263	(45,300)
Total fixed maturities	5,193,023	(136,279)	330,489	(8,276)	5,523,512	(144,555)
Equities:
Equities	1,007,860	(59,357)	1,063,959	(72,400)	2,071,819	(131,757)
Other equity investments	52,840	(4,719)	-	-	52,840	(4,719)
Total equities	1,060,700	(64,076)	1,063,959	(72,400)	2,124,659	(136,476)
Total available for sale	$6,253,723	$(200,355)	$1,394,448	$(80,676)	$7,648,170	$(281,031)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2017 was 71, which represented an unrealized loss of $154,457 of the aggregate carrying value of those securities. The 71 securities breakdown as follows: 51 bonds, 14 mortgage and asset backed securities, 1 common stock, 2 high yield corporate bond funds, 2 preferred stock index funds, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016. The unrealized gains on the remainder of the available for sale portfolio as of September 30, 2017 were $446,663.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.     Fair Value Measurements

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table presents the amounts of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$240,475	$240,475	$-	$-
Government agency bonds	299,303	-	299,303	-
Corporate bonds	6,234,413	-	6,234,413	-
Municipal bonds	5,702,588	-	5,702,588	-
Redeemable preferred stock	100,040	-	100,040	-
Mortgage backed and asset backed securities	2,577,005	-	2,577,005	-
Total fixed maturities	15,153,824	240,475	14,913,349	-
Equities:
Equities	7,665,497	7,665,497	-	-
Total	$22,819,321	$7,905,972	$14,913,349	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$299,162	$-	$-
Corporate bonds	3,845,896	-	3,845,896	-
Municipal bonds	2,849,829	-	2,849,829	-
Mortgage backed and asset backed securities	3,325,187	-	3,325,187	-
Total fixed maturities	10,320,074	299,162	10,020,912	-
Equities:
Equities	4,942,248	4,942,248	-	-
Other equity investments	201,256	201,256	-	-
Total equities	5,143,504	5,143,504	-	-
Total	$15,463,578	$5,442,666	$10,020,912	$-

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

Cash and cash equivalents, investment income due and accrued, and policy loans: The carrying value of these financial instruments approximates their fair values. Cash and cash equivalents are included in Level 1 of the fair value hierarchy due to their highly liquid nature.

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits in deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using the risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016

	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)
Financial Assets:
Cash and cash equivalents	$11,015,077	$11,015,077	$3,145,745	$3,145,745
Investment income due and accrued	124,745	124,745	100,713	100,713
Policy loans	33,376	33,376	-	-
Investments, at fair value	22,819,321	22,819,321	15,463,578	15,463,578
Total Financial Assets	$33,992,519	$33,992,519	$18,710,036	$18,710,036

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$12,749,556	$11,950,167	$3,398,170	$3,260,086
Total Financial Liabilities	$12,749,556	$11,950,167	$3,398,170	$3,260,086

Note 5.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended September 30, 2017 and 2016 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $6,500,000 and $5,050,176 as of September 30, 2017 and December 31, 2016, respectively. The September 30, 2017 net operating loss carryforward is estimated as the impact of the Merger with Northern Plains has not been finalized.  The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

Note 6.     Warrants

The Company conducted its public stock offering through the sale of units. Each unit was sold for $1,000 and consisted of 200 shares of common stock and a warrant to purchase an additional 200 shares of common stock at $6.00 per share. The warrants were originally scheduled to expire, if not exercised, on February 24, 2016. The board of directors of the Company extended the warrant expiration date to April 1, 2016. As of December 31, 2014 warrant-holders had the right to purchase 2,532,400 shares of common stock. On February 24, 2015, the Company registered a warrant exercise offering with the Kansas Securities Commissioner. During 2015, warrant-holders exercised warrants for the purchase of 944,845 shares of common stock. As of December 31, 2015 warrant-holders had the right to purchase 1,587,555 shares of common stock. During 2016, warrant-holders exercised their rights to purchase an additional 372,003 shares of common stock.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 7.   Subsequent Events

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

The Company has evaluated subsequent events through November 13, 2017, the date on which the consolidated financial statements were issued.

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

Overview

US Alliance Corporation (“USAC”) was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our four wholly-owned subsidiaries: US Alliance Life and Security Company ("USALSC"), a life insurance corporation; Dakota Capital Life Insurance Corporation ("DCLIC"), a life insurance corporation; US Alliance Marketing Corporation ("USAMC"), an insurance marketing corporation; and US Alliance Investment Corporation ("USAIC"), an investment management corporation.

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third party administrative services in 2015.

On August 1, 2017, the Company, throught its wholly owned subsidiary,  merged with Northern Plains Capital Corporation (“Northern Plains”) with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired DCLIC, which subsequently became a wholly owned subsidiary of USALSC.

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

Value of Business Acquired

Value of business acquired (VOBA) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

In addition, we may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system upgrades. We consider such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements, these items are applied to the appropriate financial statement line items in a manner similar to unlocking adjustments.

VOBA is also reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are less than the unamortized value of business acquired, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period.

Goodwill

Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred.

We assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Merger

On May 23, 2017 the Company entered into a definitive merger agreement with Northern Plains. The Merger transaction closed on July 31, 2017. Northern Plains shareholders received .5841 shares of US Alliance Corporation stock for each share of Northern Plains stock owned. USAC issued 1,644,458 shares of common stock to holders of Northern Plains shares in consideration for the Merger.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 8 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the nine months ended September 30, 2017 and 2016 are summarized in the table below.

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Income:
Premium income	$8,902,208	$4,721,091
Net investment income	485,147	320,491
Net realized gain (loss) on sale of securities	435,392	40,653
Other income	40,656	57,468
Total income	$9,863,403	$5,139,703

Insurance revenues for the three months ended September 30, 2017 and 2016 are summarized in the table below.

	Three Months Ended September 30,
	2017	2016
	(unaudited)
Income:
Premium income	$5,169,638	$1,490,255
Net investment income	189,028	116,780
Net realized gain (loss) on sale of securities	226,890	29,889
Other income	1,201	21,878
Total income	$5,586,757	$1,658,802

Premium revenue: Premium revenue for the first nine months of 2017 was $8,902,208 compared to $4,721,091 in the first nine months of 2016, an increase of $4,181,117. USALSC entered into a coinsurance transaction with American Life and Security Corporation (“ALSC”) effective September 30, 2017. This agreement resulted in the immediate recognition of $3,854,902 of assumed premiums and is the primary driver of the increase in premiums.

Direct, assumed and ceded premiums for the nine months ended September 30, 2017 and 2016 are summarized in the following table.

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Direct	$2,422,907	$2,048,060
Assumed	6,639,092	2,770,010
Ceded	(159,791)	(96,979)
Total	$8,902,208	$4,721,091

Premium revenue for the third quarter of 2017 was $5,169,638 compared to $1,490,255 in 2016, an increase of $3,679,383. This growth is primarily attributable to the coinsurance transaction with ALSC.

Direct, assumed and ceded premiums for the three months ended September 30, 2017 and 2016 are summarized in the following table.

	Three Months ended September 30,
	2017	2016
	(unaudited)
Direct	$931,463	$747,100
Assumed	4,323,692	778,281
Ceded	(85,517)	(35,126)
Total	$5,169,638	$1,490,255

The Company is pursuing new product and distribution opportunities to increase premium production. The acquisition of DCLIC and the reinsurance agreement with ALSC are both expected to increase future premiums.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Fixed maturities	$306,614	$225,790
Equity securities	213,920	126,571
Cash and short term investments	3,730	1,527
	524,264	353,888
Less investment expenses	(39,117)	(33,397)
	$485,147	$320,491

Net investment income for the first nine months of 2017 was $485,147, compared to $320,491 in 2016, an increase of $164,656. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and the Merger with Northern Plains, as well as an improvement in our book yield.

The components of net investment income for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
	2017	2016
	(unaudited)
Fixed maturities	$114,132	$80,174
Equity securities	91,228	48,130
Cash and short term investments	2,238	761
	207,598	129,065
Less investment expenses	(18,570)	(12,285)
	$189,028	$116,780

Net investment income for the second quarter of 2017 was $189,028, compared to $116,780 in 2016, an increase of $72,248. This increase in investment income is a result of increased invested assets as a result of our premium income and the Merger with Northern Plains as well as an improvement in our book yield.

Net realized gains on investments: Net realized gains on investments for the nine months ended September 30, 2017 were $435,392, compared to gains of $40,653 in 2016, an increase of $394,739. The increase in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus. Additionally, during the third quarter we reduced our equity exposure in order to facilitate our coinsurance transaction with ALSC. Realized gains and losses related to the sale of securities for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2017	2016
Gross gains	$486,523	$42,719
Gross losses	(51,131)	(2,066)
Net security gains	$435,392	$40,653

Net realized gains on investments for the third quarter of 2017 were $226,890 compared to gains of $29,889 in 2016. Realized gains and losses related to the sale of securities for the three months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2017	2016
Gross gains	$259,061	$29,889
Gross losses	(32,171)	-
Net security gains	$226,890	$29,889

Other income: Other income for the nine months ended September 30, 2017 was $40,656 compared to $57,468 in 2016, a decrease of $16,812. This decrease is due to the acquisition of DCLIC who was previously a third party administration client.

Other income for the third quarter of 2017 was $1,201 compared to $21,878 in 2016, a decrease of $20,677. This decrease is due to the acquisition of DCLIC who was previously a third party administration client.

Expenses. Expenses for the nine months ended September 30, 2017 and 2016 are summarized in the table below.

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Expenses:
Death claims	$624,864	$355,151
Policyholder benefits	2,609,324	2,520,956
Increase in policyholder reserves	5,205,124	1,473,287
Commissions, net of deferrals	362,585	315,550
Amortization of deferred acquisition costs	136,709	128,540
Amortization of value of business acquired	3,384	-
Salaries & benefits	627,286	564,410
Other operating expenses	887,230	902,598
Total expense	$10,456,506	$6,260,492

Expenses for the three months ended September 30, 2017 and 2016 are summarized in the table below.

	Three Months Ended September 30,
	2017	2016
	(unaudited)
Expenses:
Death claims	$152,234	$119,700
Policyholder benefits	479,965	715,171
Increase in policyholder reserves	4,357,257	556,685
Commissions, net of deferrals	97,151	88,952
Amortization of deferred acquisition costs	52,484	39,441
Amortization of value of business acquired	3,384	-
Salaries & benefits	244,143	171,226
Other operating expenses	278,795	321,925
Total expense	$5,665,413	$2,013,100

Death and other benefits: Death benefits were $624,864 in the nine months ended September 30, 2017 compared to $355,151 in 2016, an increase of $269,713. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Death benefits were $152,234 for the three months ended September 30, 2017, compared to $119,700 for the same period in 2016, an increase of $32,534. This increase is attributable to the growth of our in-force block of life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force life business.

Policyholder benefits: Policyholder benefits were $2,609,324 in the nine months ended September 30, 2017 compared to $2,520,956 in 2016, an increase of $88,368. The primary driver of this increase is the growth of our assumed business with ULIC and is more than offset by the increased premiums associated with this block of assumed policies.

Policyholder benefits were $479,965 during the third quarter of 2017, compared to $715,171 in the third quarter of 2016, a decrease of $235,206. The primary driver of this decrease is reduced benefits payments on our assumed business with ULIC.

Increase in policyholder reserves: Policyholder reserves increased $5,205,124 in the nine months ended September 30, 2017, compared to $1,473,287 in 2016, an increase of $3,731,837. The increase in policyholder reserves is driven by an assumed reserve increase of $3,824,902 associated with our reinsurance transaction with ALSC.

Policyholder reserves increased by $4,357,257 in the third quarter of 2017, compared to $556,685 in the third quarter of 2016, an increase of $3,800,572. The increase in policyholder reserves is driven by an assumed reserve increase of $3,824,902 associated with our reinsurance transaction with ALSC.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies. Commissions were $362,585 in the nine months ended September 30, 2017, compared to $315,550 in 2016, an increase of $47,035. This increase is due to an increase in assumed premiums.

Commissions were $97,151 in the third quarter of 2017, compared to $88,952 in the third quarter of 2016, an increase of $8,199. This increase is driven by an increase in non-deferred commissions on direct written premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $136,709 in the nine months ended September 30, 2017, compared to $128,540 in 2016, an increase of $8,169. The amortization increase is attributable to the growth of our DAC asset and product margins.

The amortization of deferred acquisition costs was $52,484 in the third quarter of 2017, compared to $39,441 in the third quarter of 2016, an increase of $13,043. The amortization increase is attributable to the growth of our DAC asset and product margins.

Amortization of value of business acquired: The amortization of value of business acquired was $3,384 in the nine months ended September 30, 2017. Our initial VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $627,286 for the nine months ended September 30, 2017, compared to $564,410 in 2016, an increase of $62,876. Staffing costs have increased due to additional employees acquired with the Northern Plains Merger.

Salaries and benefits were $244,143 in the third quarter of 2017, compared to $171,226 in the third quarter of 2016, an increase of $72,917. Staffing costs have increased due to additional employees acquired with the Northern Plains Merger.

Other expenses: Other operating expenses were $887,230 in the nine months ended September 30, 2017, compared to $902,598 in 2017, a decrease of $15,368. Operating costs have remained in line with the prior period.

Other operating expenses were $278,795 during the third quarter of 2017, compared to $321,925 in the third quarter of 2016, a decrease of $43,130.

Net Loss: Our net loss was $593,103 in the nine months ended September 30, 2017 compared to net loss of $1,120,789 in the same period of 2016, a decrease of $527,686. This decrease is primarily attributable to our increased realized gains as well as growing product margins. Our net loss per share decreased to $0.10 from $0.21 in 2016, basic and diluted.

Our net loss was $78,656 for the third quarter of 2017, compared to $354,298 for the same period in 2016, a decrease of $275,642. This decrease is primarily attributable to increased realized gains as well as improved product margins. Our net loss per share was $0.01 per share in the third quarter of 2017, basic and diluted, compared to $0.06 net loss per share in the second quarter of 2016.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $38,746,049 as of September 30, 2017, an increase of $19,554,060 from December 31, 2016. This is primarily the result of the Merger with Northern Plains and our coinsurance agreement with ALSC.

Available for sale fixed maturity securities: As of September 30, 2017, we had available for sale fixed maturity assets of $15,153,824, an increase of $4,833,750 from the December 31, 2016 balance of $10,320,074. This growth is driven by our Merger with Northern Plains and our premium income.

Available for sale equity securities: As of September 30, 2017, we had available for sale equity assets of $7,665,497, an increase of $2,521,993 from the December 31, 2016 balance of $5,143,504. This growth is driven by our Merger with Northern Plains and our premium income.

Cash and cash equivalents: As of September 30, 2017, we had cash and cash equivalent assets of $11,015,077, an increase of $7,869,332 from the December 31, 2016 balance of $3,145,745. This increase is primarily the result of cash received upon entering into our coinsurance agreement with ALSC.

Investment income due and accrued: As of September 30, 2017, our investment income due and accrued was $124,745 compared to $100,713 as of December 31, 2016. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of September 30, 2017, our reinsurance related assets were $315,702, an increase of $284,312 from the December 31, 2016 balance of $31,390. This increase was driven by a $264,311 receivable from ALSC related to our coinsurance transaction.

Policy loans: As of September 30, our policy loans were $33,376. All of our policy loans were the result of our coinsurance agreement with ALSC and we had no policy loans prior to this transaction.

Deferred acquisition costs, net: As of September 30, 2017, our deferred acquisition costs were $3,083,154, an increase of $2,929,362 from the December 31, 2016 balance of $153,792. The growth is the result of the cost of reinsurance deferred on our coinsurance agreement with ALSC in the amount of $2,861,450.

Value of business acquired, net: As of September 30, 2017 our value of business acquired asset was $605,677. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC.

Goodwill: As of September 30, 2017, our goodwill was $277,542. Goodwill was established as a result of our merger with Northern Plains and we had no previous goodwill balances.

Property, equipment and software, net: As of September 30, 2017 our property, equipment and software assets were $229,939, a decrease of $14,910 from the December 31, 2016 balance of $244,849. This decrease is a result of normal amortization during the period. We did purchase additional office furniture and equipment in 2017.

Other assets: As of September 30, 2017, our other assets were $241,517, an increase of $189,595 from the December 31, 2016 balance of $51,922. This increase was the result of a receivable related to the recovery of merger related expenses and pre-paid insurance.

Liabilities. Our total liabilities were $24,429,841 as of September 30, 2017, an increase of $16,618,835 from our December 31, 2016 liability of $7,811,006.

Policy liabilities: Our total policy liabilities as of September 30, 2017 were $23,802,957, an increase of $16,062,718 from the December 31, 2016 balance of $7,740,239. This increase is the result of our acquisition of DCLIC, our coinsurance agreement with ALSC, new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of September 30, 2017, our accounts payable and accrued expenses were $75,399, an increase of $8,927 from the December 31, 2016 balance of $66,472. The growth is the result of expenses accrued related to our Merger with Northern Plains.

Shareholders’ Equity. Our shareholders’ equity was $14,316,208 as of September 30, 2017, an increase of $2,935,225 from our December 31, 2016 shareholders’ equity of $11,380,983. The growth in shareholders’ equity was driven by our Merger with Northern Plains, the issuance of new shares of stock, and the growth of accumulated other comprehensive income. This was partially offset by our net loss during the period.

Investments and Cash and Cash Equivalents

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2017 and December 30, 2016.

	September 30, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$240,475	0.7%	$299,162	1.6%
Government agency bonds	299,303	0.9%	-	0.0%
Corporate bonds	6,234,413	18.4%	3,845,896	20.7%
Municipal bonds	5,702,588	16.9%	2,849,829	15.3%
Redeemable preferred stocks	100,040	0.3%	-	0.0%
Mortgage backed and asset backed securities	2,577,005	7.6%	3,325,187	17.9%
Total fixed maturities	15,153,824	44.8%	10,320,074	55.5%
Equities:
Equities	7,665,497	22.6%	4,942,248	26.5%
Other equity investments	-	0.0%	201,256	1.1%
Total equities	7,665,497	22.6%	5,143,504	27.6%
Cash and cash equivalents	11,015,077	32.6%	3,145,745	16.9%
Total	$33,834,398	100.0%	$18,609,323	100.0%

The total value of our investments and cash and cash equivalents increased to $33,834,398 as of September 30, 2017 from $18,609,323 at December 31, 2016, an increase of $15,225,075. Increases in investments are primarily attributable to our Merger with Northern Plains, our coinsurance agreement with American Life & Security Corporation, and premiums and annuity deposits received by USALSC and DCLIC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(audited)
AAA and U.S. Government	$903,776	6.0%	$1,080,028	10.5%
AA	6,643,397	43.8%	4,887,863	47.3%
A	3,845,353	25.4%	1,961,311	19.0%
BBB	3,554,606	23.5%	2,194,473	21.3%
BB	206,692	1.3%	196,399	1.9%
Total	$15,153,824	100.0%	$10,320,074	100.0%

Reflecting the high quality of securities maintained by us, 98.1% of all fixed maturity securities were investment grade as of December 31, 2016. As of September 30, 2017, 98.7% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of September 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$200,568	$200,473	$49,915	$49,931
After one year through five years	1,932,156	1,933,444	1,819,437	1,809,470
After five years through ten years	2,490,661	2,517,547	1,646,576	1,643,823
More than 10 years	7,635,778	7,825,315	3,468,619	3,491,663
Redeemable preferred stocks	99,560	100,040	-	-
Mortgage backed and asset backed securities	2,553,196	2,577,005	3,333,617	3,325,187
	$14,911,919	$15,153,824	$10,318,164	$10,320,074

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

Net cash provided by operating activities was $287,047 for the nine months ended September 30, 2017. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $6,185,465. The primary source of cash was from our coinsurance agreement with ALSC, sales of available for sale securities and the sale of the short-term investments. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $1,396,820. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At September 30, 2017, we had cash and cash equivalents totaling $11,015,077. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2018. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2017, the Company issued 27,830 shares of common stock, for aggregate consideration of $194,810, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

2.1

Plan and Agreement of Merger dated May 23, 2017 among North Plains Capital Corporation, US Alliance Corporation and Acquisition Merger Sub, Inc., filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incorporated herein by reference as Exhibit 2.1.

2.2

Amendment No 1 to Plan and Agreement of Merger dated May 23, 2017 among North Plains Capital Corporation, US Alliance Corporation and Acquisition Merger Sub, Inc., filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incorporated herein by reference as Exhibit 2.2.

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

10.1	Co-Insurance Agreement dated September 30, 2017 by and between US Alliance Life & Security Company and American Life & Security Company of Nebraska.

31.1	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XLRB Instance

101.SCH**	XLRB Taxonomy Extension Schema

101.CAL**	XLRB Taxonomy Extension Calculation

101.DEF**	XLRB Taxonomy Extension Definition

101.LAB**	XLRB Taxonomy Extension Labels

101.PRE**	XLRB Taxonomy Extention Presentation

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