Form 10-K
period 2017-12-31
US Alliance Corp
filed 2018-02-21
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

[As of February 1, 2018 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.]

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of February 1, 2018, 7,322,732 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2018 annual meeting of stockholders (our "2018 Proxy Statement") which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

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

Overview and History - US Alliance Corporation ("USAC" or the "Company") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.

Our four wholly-owned operating subsidiaries are: US Alliance Life and Security Company ("USALSC") formed June 9, 2011, to serve as our life insurance company; US Alliance Marketing Corporation ("USAMC") formed April 23, 2012, to serve as a marketing resource; US Alliance Investment Corporation ("USAIC") formed April 23, 2012 to serve as investment manager for USAC; and Dakota Capital Life Insurance Company (“DCLIC”), which was acquired by the Company on August 1, 2017 in connection with USAC's merger with Northern Plains Capital Corporation (“NPCC”). Unless the context otherwise indicates, references in this registration statement to "we", "us", "our", or the "Company" refer collectively to USAC and its subsidiaries.

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

Our single pay life products (which include our Legacy Juvenile and Thoughtful Pre-Need products) accounted for 73% of 2017 direct premium revenue. Our individual life and Critical Illness products (which include our Sound and Solid Term Life and Pioneer Whole Life products) accounted for 18% of 2017 direct premium revenue. Our group products accounted for 9% of 2017 direct written premiums.

USALSC seeks opportunities to develop and market additional products.

Our business model also anticipates the acquisition by USAC and/or USALSC of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to other blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2017, USALSC assumed premiums of $3,643,783.

On September 1, 2015, USALSC entered into an agreement to provide certain insurance administrative functions, data processing systems, daily operational services, management consulting, and marketing development to Dakota Capital Life Insurance Company. This agreement has an initial term of 60 months (beginning on September 1, 2015), and requires 90-day advance written notice to terminate. In addition, the agreement requires that certain products will be exclusively administered by USALSC and administrative services with respect to such products may not be transferred without our consent. The agreement provides for monthly settlement. On August 1, 2017, DCLIC became a wholly-owned subsidiary of USALSC as described below.

On August 1, 2017 the Company acquired NPCC pursuant to a Plan and Agreement of Merger dated May 23, 2017, pursuant to which Alliance Merger Sub, Inc. (“Acquisition”), a wholly owned subsidiary of the Company, merged with and into NPCC (“Merger”) with Acquisition being the surviving company. Pursuant to the agreement, the Company exchanged .5841 shares of the Company’s common stock ("USAC Common Stock") for each share of NPCC common stock, or 1,644,458 shares. Subsequent to the Merger, Acquisition was merged into the Company and DCLIC was contributed to USALSC.

On September 30, 2017, USALSC entered into a coinsurance agreement with American Life and Security Corporation (“ALSC”) to assume 100% of a certain block of life insurance policies. USALSC is also the servicer of this block of policies. USALSC deferred costs of $2,861,450 related to this reinsurance trasnaction and received $6,895,145 from ALSC. The agreement will remain in effect until all liabilities associated with this block of policies have been satisfied.

USAC uses the actuarial firm of Miller & Newberg to provide valuation, pricing and illustration actuarial services for USALSC and DCLIC.

Investments - USALSC, through USAIC, and USAC contracted in 2013 with New England Asset Management (NEAM), a Berkshire Hathaway subsidiary, to manage the investments of USALSC and a portion of the investments of USAC. DCLIC, through USAIC, was added to this contract upon acquisition. The investment parameters are determined by Kansas law, the KID, and the North Dakota Insurance Department, as well as the internal investment policies of USALSC, DCLIC and USAC.

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

►

Reporting. The President, CEO, or their respective designees provide monthly reports to the Executive Committee and quarterly reports to the Board of Directors reflecting the securities purchased and sold during the quarter, securities held at the end of the quarter, current benchmarks and an overall evaluation of the portfolio's investment performance.

Marketing and Distribution - USALSC uses independent consultants, the USAC stockholder base, and stockholder-based referrals to market its products and build distribution channels among funeral homes, banks, accountants, independent insurance agencies, agents, insurance brokerage firms, Kansas companies and other distribution channels as opportunities arise. USALSC works with other insurance companies who have captive or non-captive agents to broaden their product offerings.

Employees - As of December 31, 2017, USAC and its subsidiaries have thirteen full-time employees and six part-time employees.

Reports to Security Holders - We provide the information in this annual report to our stockholders, along with our audited year-end financial statements. In addition, all periodic reports and other information we file with the U.S. Securities and Exchange Commission (the “SEC”) are available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N E, Washington, D C 20549.

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

Implications of Emerging Growth Company Status - As a company with less than $1.07 billion in revenue in our last fiscal year, we are defined as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act. We will retain “emerging growth company” status until the earliest of:

• The last day of the fiscal year during which our annual revenues are equal to or exceed $1.07 billion;

• The last day of the fiscal year following the fifth anniversary of our first sale of USAC Common Stock pursuant to a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”);

• The date on which we have issued more than $1 billion in nonconvertible debt in a previous three-year period; or

• The date on which we qualify as a large accelerated filer under Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i.e., an issuer with a public float of $700 million that has been filing reports with the SEC under the Exchange Act for at least 12 months).

       As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to SEC reporting companies. For so long as we remain an emerging growth company we will not be required to:

• Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

• Submit certain executive compensation matters to stockholder non-binding advisory votes;

• Submit for stockholder approval golden parachute payments not previously approved;

• Disclose certain executive compensation related items, as we will be subject to the scaled disclosure requirements of a smaller reporting company with respect to executive compensation disclosure.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. Section 107 of the JOBS Act provides that our decision to opt into the extended transition period for complying with new or revised accounting standards is irrevocable.

Because the worldwide market value of USAC Common Stock held by non-affiliates, or public float, is below $75 million, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company we are not required to:

• Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

• Present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K and present any selected financial data in such registration statements and annual reports.

ITEM 1A.	RISK FACTORS.

Risks Associated with an Investment in USAC Stock

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. Our significant material risks are set forth below:

SHARE OWNERSHIP RISK - An investment in our voting common stock ("USAC Common Stock") is speculative. Shares of USAC Common Stock constitute a high-risk investment in a developing business that has incurred losses to date and expects to continue to incur losses for several years. No assurance or guaranty can be given that any of the potential benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of USAC Common Stock. The entire value of the shares of USAC Common Stock may be lost.

OPERATING RISK - We have a limited operating history. We face all of the risks inherent in establishing a new business, including limited capital, uncertain product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and costs of marketing or advertising. There can be no assurance that our life insurance operations will be successful or result in any significant revenues. The likelihood of any success must be considered in light of our limited history of operations and operating losses incurred to date. These risks and the lack of seasoned operating history make it difficult to predict our future revenues or results of operations. As a result, our financial results may fluctuate and fall below expectations.

LIQUIDITY RISK - Although USAC is a public company, there is no established public market for USAC Common Stock, and there is no assurance that one will develop or be sustained, or that the USAC Common Stock will ever become publicly traded. It may be difficult to sell your shares of USAC Common Stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

PROFITABILITY - As is common among young life insurance companies, we have and will incur significant losses for a number of years. The costs of administration and the substantial nonrecurring costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) include first year commissions payable to insurance agents, medical and investigation expenses, and other expenses incidental to the issuance of new policies, which, together with the initial reserves required to be established for each policy, may exceed the first year premium. As of December 31, 2017 we had a consolidated accumulated deficit of $8.5 million. These losses were attributable primarily to our organization, creation of products, distribution channels and capital raising efforts and to our entry into the life insurance business.

DIVIDENDS - We have not paid a cash dividend on USAC Common Stock and we do not anticipate paying a cash dividend in the foreseeable future. We intend to retain available funds to be used in the expansion of operations. USAC is a holding company without independent operations and on a standalone basis has limited revenues. Because we do not expect to pay any cash dividends for the foreseeable future, the success of any investment in USAC Common Stock will depend upon any future appreciation in its value. We cannot guarantee that USAC Common Stock will appreciate in value or achieve or maintain a value equal to the price at which shares were purchased. Further, a market may never develop to sell shares of USAC Common Stock.

CAPITAL RISK - We are required by law to have adequate capital and surplus calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in the states in which we operate. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation and administered by other regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. If we fail to maintain required capital levels, our ability to conduct business would be compromised absent a prompt infusion of capital.

DILUTION RISK - We intend to conduct additional offerings of our securities to raise additional capital to fund our growth. In February, 2010, we filed a Prospectus with the Kansas Securities Commission to register shares of USAC Common Stock and warrants to purchase USAC Common Stock. In February 2015, we filed a Prospectus with the Kansas Securities Commission to register the USAC Common Stock to be issued upon the exercise of the warrants, and in January, 2016, filed a Supplement to the Prospectus to register an additional 1,500,000 shares of USAC Common Stock. We also commenced a private placementof USAC Common Stock in North Dakota in 2017. Any additional offerings of USAC equity or convertible securities that we may conduct in the future will reduce the ownership interests and be accretive to existing stockholder book value.

KEY EXECUTIVE RISK - Our ability to operate is dependent primarily upon the efforts of our Chairman and Chief Executive Officer, Jack H. Brier, and Chief Operating Officer of USALSC, Jeff Brown. The loss of the services of these officers could have a material adverse effect on our ability to execute our business plan. We do not have employment agreements with either Mr. Brier or Mr. Brown.

SEC REGISTRATION - USAC is a public company. As a public company, we incur significant legal, accounting and other expenses under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

EMERGING GROWTH COMPANY - We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1 billion, or revenues exceeds $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

POTENTIAL ACQUISITION RISK - In addition to our organic growth plans, an additional component of our business plan is to pursue strategic acquisitions of insurance related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economic to us. In pursuing acquisitions, we compete with other companies, who may have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected.

●	An acquired business may not achieve anticipated revenues, earnings or cash flows;
●	We may assume liabilities that were not disclosed or exceed estimates;
●	We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;
●	Acquisitions could disrupt our on-going business, distract our management and divert our financial and human resources;
●	We may experience difficulties operating in markets in which we have no or only limited direct experience; and
●	There is the potential for loss of customers and key employees of any acquired company.

MARKETING STRATEGY RISK - We market our products through several different distribution channels which require licensed insurance agents. These distribution channels include funeral directors, bankers, brokerages, accountants, and independent agents. While some of these producers have little or no experience in selling life insurance products, others have extensive experience mitigating some of the risk of agents with little or no experience. We believe the premium volume written will depend primarily on our products, product pricing and ability to choose and timely and adequately train and motivate agents to sell our products.

Independent agents are not required to sell the Company’s products and are free to sell products from other licensed companies. We are committed to working to educate and incentivize independent agents to sell our products. Failure to build a network of independent agents selling our products could impact our ability to generate future premiums and profits.

THE COMPANY’S INVESTMENTS ARE SUBJECT TO MARKET AND CREDIT RISKS - Our invested assets, primarily including fixed maturity securities, are subject to customary risks of credit defaults and changes in fair value. Factors that may affect the overall default rate on and fair value of the Company’s invested assets include interest rate levels and changes, availability and cost of liquidity, financial market performance, and general economic conditions.

RATINGS RISK - Insurance ratings reflect the rating agencies’ opinion of an insurance company’s history, financial strength, operating performance and ability to meet its obligations to policyholders. There can be no assurance that USALSC or DCLIC will be rated by a rating agency or that any rating, if and when received, will be favorable.

We do not anticipate that USALSC or DCLIC will be rated by rating agencies for several years. This may have a negative impact on its ability to complete with rated insurance companies.

Risks Associated with Companies in the Life Insurance Industry, including USAC and its subsidiaries

GENERAL REGULATORY RISK -All insurance operations are subject to government regulation in each of the states in which they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned with the protection of policyholders rather than stockholders. Among other things, the regulations require prior approval of acquisitions of insurance companies, certain solvency standards, licensing of insurers and their agents, investment restrictions, deposits of securities for the benefit of policyholders, approval of policy forms and premium rates, periodic examinations, and reserves for unearned premiums, losses and other matters.

Compliance with insurance regulation is costly and time consuming, requiring the filing of detailed annual reports, and the business and accounts are subject to examination by the applicable state insurance regulator, which may include inquiries and follow-up, including investigations.

In addition, increased scrutiny has been placed upon the insurance regulatory framework during the past several years, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The National Association of Insurance Commissioners (“NAIC”) and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on the insurance industry. There is no assurance the regulatory requirements of the departments of insurance of their respective state of domicile or a similar department in any other state in which they may wish to transact business can be satisfied.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The amount of any future assessments to be made from known insolvencies cannot be predicted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act continue to be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. The ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty. The regulations promulgated could have a material impact on consolidated financial results or financial condition.

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

Large life insurance companies who have greater financial resources, longer business histories, and who may have more products present significant competition to smaller insurance companies, such as USALSC and DCLIC. These larger companies also generally have large distribution opportunities.

The ability to compete is dependent upon, among other things, the ability to develop competitive and profitable products, market the insurance products, and achieve efficient costs of placing policies.

ASSUMPTION RISK - In the life insurance business, assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of life insurance products are made. These assumptions are based on industry experience and are reviewed and revised regularly by an outside actuary to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact our revenues.

LIABILITY RISK - Underestimating future policy benefits results in the incurrence of additional expenses at the time a company becomes aware of the inadequacy. As a result, the ability to achieve profits would suffer as a result of such underestimates.

INTEREST RATE RISK - Interest rate fluctuations could impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Annuity products expose the risk that changes in interest rates will reduce any spread, or the difference between the amounts that the insurance company is required to pay under the contracts and the amounts the insurance company is able to earn on its investments intended to support its obligations under the contracts. Spread is a key component of revenues.

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

LAPSE AND WITHDRAWAL RISK - Policy lapses in excess of those actuarially anticipated would have a negative impact on financial performance. Profitability could be reduced if lapse and surrender rates exceed the assumptions upon which the insurance policies were priced. Policy sales costs are deferred and recognized over the life of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy sales costs. In addition, some of our policies allow holders to withdraw all or some of the policy’s value, and withdrawals beyond those anticipated could impact our business.

OPERATIONAL RISK - In the insurance industry, successful incorporation and functionality of the internal audit function, the evolution of financial and administrative internal controls to safeguard human, facility and financial assets electronically, including anti-fraud initiatives and compliance with anti-money laundering requirements, as well as an effective disaster recovery program and effective business continuity programs, are necessary.

TAX LAW RISK - Congress from time to time considers possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiaries develop.

Under the Internal Revenue Code, income taxes payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain insurance products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, insurance companies would be adversely affected with respect to their ability to sell products. Also, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies might increase. In addition, life insurance products are often used to fund estate tax obligations. We cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes which may adversely affect us.

REINSURANCE RISK -In order to manage the risk of financial exposure to adverse underwriting results, USALSC and DCLIC reinsure a portion of their risk with other insurance companies. However, USALSC and DCLIC remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by the reinsurer. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

USAC and its subsidiaries share offices located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Effective January 1, 2015, the lease rate was $2,250 per month for three years with a one-year option under the same rate, terms, and conditions Total rent expense was $27,000 and $27,000 for the years ended December 31, 2017 and 2016. DCLIC also maintains an office at 107 W. Main Avenue, Suite 325, Bismarck, North Dakota, 58501. The lease for the Bismarck office expires on September 30, 2018 with monthly rent of $948. The Company paid $4,684 in rent for this location in 2017.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company, its subsidiaries nor any of its or their respective principals are presently engaged in any material pending litigation which might have an adverse impact on our net assets.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

There is no established trading market for USAC Common Stock. Our securities are not listed for trading or quoted on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation system.

As of December 31, 2017 was had issued and outstanding 7,310,939 shares of USAC Common Stock. No other equity securities of the Company have been issued.

(b)	Holders of Record

As of February 1, 2018 there are approximately 3,380 holders of record of USAC Common Stock.

(c)	Dividends

We have not paid dividends on the USAC Common Stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for reinvestment into our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any equity compensation plans or granted any equity awards under such plans. As a result, there are no securities authorized for issuance under such plans.

(e)	Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company issued 100,538 shares of USAC Common Stock, for aggregate consideration of $703,765, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

The offering of shares in the above-described transaction was self-underwritten and sold through agents of the Company licensed to sell securities in Kansas. Proceeds from the sale of USAC Common Stock were used to finance the growth of the Company’s life insurance subsidiary and to provide working capital for the Company. The offer and sale of USAC Common Stock was exempt from registration under Section 3(a)11 of the Securities Act for securities offered and sold on a wholly intrastate basis. The shares of USAC Common Stock were sold only to bona fide residents of the state of Kansas.

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

Overview

USAC was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our four wholly-owned subsidiaries: USALSC, a life insurance corporation; DCLIC, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third party administrative services in 2015.

On August 1, 2017, the Company merged with NPCC, with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired DCLIC, which became a wholly owned subsidiary of USALSC.

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

Value of Business Acquired

Value of business acquired (VOBA) represents the estimated value assigned to purchased companies or insurance in- force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

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

Income Taxes

Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. We have no uncertain tax positions we believe are more-likely-than-not that the benefit will not to be realized.

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

Merger

On May 23, 2017 the Company entered into a definitive merger agreement with NPCC. The Merger closed on July 31, 2017. NPCC shareholders received .5841 shares of USAC Common Stock for each share of NPCC stock owned. USAC issued 1,644,458 shares of USAC Common Stock to holders of NPCC shares.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. F-7 of this annual report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2017 and 2016 are summarized in the table below.

	Years Ended December 31,
	2017	2016
Income:
Premium income	$10,773,246	$5,948,978
Net investment income	817,989	449,951
Net realized gain (loss) on sale of securities	430,565	100,378
Other income	50,057	87,566
Total income	$12,071,857	$6,586,873

Premium revenue: Premium revenue for the year ended December 31, 2017 was $10,773,246 compared to $5,948,978 in 2016, an increase of $4,824,268. USALSC entered into a coinsurance transaction with American Life and Security Corporation (“ALSC”) effective September 30, 2017. This agreement resulted in the immediate recognition of $3,854,902 of assumed premiums and is the primary driver of the increase in premiums. Direct written premiums also increased 22% from the prior year.

Direct, assumed and ceded premiums for the years ended December 31, 2017 and 2016 are summarized in the following table.

	Years Ended December 31,
	2017	2016

Direct	$3,167,654	$2,592,243
Assumed	7,826,619	3,500,758
Ceded	(221,027)	(144,023)
Total	$10,773,246	$5,948,978

The Company is pursuing new product and distribution opportunities to increase premium production. The acquisition of DCLIC and the reinsurance agreement with ALSC are designed to increase future premiums.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Fixed maturities	$497,866	$304,213
Equity securities	373,141	189,274
Cash and short term investments	6,275	2,504
	877,282	495,991
Less investment expenses	(59,293)	(46,040)
	$817,989	$449,951

Net investment income for 2017 was $817,989, compared to $449,951 in 2016, an increase of $368,038. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, merger with NPCC, and coinsurance agreement with ALSC as well as an improvement in our book yield.

Net realized gains on investments: Net realized gains on investments for the years ended December 31, 2017 were $430,565, compared to $100,378 in 2016, an increase of $330,187. The increase in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus. Additionally, during the third quarter we reduced our equity exposure in order to facilitate our reinsurance transaction with ALSC. Realized gains and losses related to the sale of securities for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2017	2016
Gross gains	$499,568	$122,192
Gross losses	(69,003)	(21,814)
Net security gains	$430,565	$100,378

Other income: Other income for the year ended December 31, 2017 was $50,057 compared to $87,566 in 2016, a decrease of $37,509. This decrease is due to the acquisition of DCLIC, who was previously a third party administration client.

Expenses. Expenses for the year ended December 31, 2017 and 2016 are summarized in the table below.

	Years Ended December 31,
	2017	2016
Expenses:
Death claims	$823,545	$475,815
Policyholder benefits	3,485,564	3,136,999
Increase in policyholder reserves	5,654,476	1,686,841
Commissions, net of deferrals	521,155	457,671
Amortization of deferred acquisition costs	321,451	153,671
Amortization of value of business acquired	8,460	-
Salaries & benefits	990,076	752,534
Other operating expenses	1,316,162	1,209,115
Total expense	$13,120,889	$7,872,646

Death claims: Death benefits were $823,545 in the year ended December 31, 2017 compared to $475,815 in 2016, an increase of $347,730. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Policyholder benefits: Policyholder benefits were $3,485,564 in the year ended December 31, 2017 compared to $3,136,999 in 2016, an increase of $348,565. The primary driver of this increase is the growth of our assumed business and is more than offset by the increased premiums associated with this block of assumed policies.

Increase in policyholder reserves: Policyholder reserves increased $5,654,476 in the year ended December 31, 2017, compared to $1,686,841 in 2016, an increase of $3,967,635. The increase in policyholder reserves is driven by an assumed reserve increase of $3,824,902 incurred with inception of reinsurance transaction with ALSC.

Commissions, net of deferrals: The Company pays commissions to ULIC on a block of assumed policies. Commissions were $521,155 in the year ended December 31, 2017, compared to $457,671 in 2016, an increase of $63,484. This increase is due to an increase in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $321,451 in the year ended December 31, 2017, compared to $153,671 in 2016, an increase of $167,780. This increase is due to amortization of the deferred cost of reinsurance on our ALSC reinsurance transaction.

Salaries and benefits: Salaries and benefits were $990,076 for the year ended December 31, 2017, compared to $752,534 in 2016, an increase of $237,542. The increase is primarily attributable to additional staff as a result of our merger with NPCC.

Other expenses: Other operating expenses were $1,316,162 in the year ended December 31, 2017, compared to $1,209,115 in 2016, an increase of $107,047. The increase is driven by marketing costs and professional fees associated with our growing business.

Net Loss: Our net loss was $1,049,032 in the year ended December 31, 2017 compared to net loss of $1,285,773 in the same period of 2016, a decrease of $236,741. This decrease is attributable to growth in our invested assets and our reinsurance agreement with ALSC offset by our increased operating expenses. Our net loss per share decreased to $0.18 from $0.24 in 2016, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $38,988,337 as of December 31, 2017, an increase of $19,191,989 from December 31, 2016. This is primarily the result of the growth of our available for sale assets.

Available for sale fixed maturity securities: As of December 31, 2017, we had available for sale fixed maturity assets of $22,945,700, an increase of $12,625,626 from the December 31, 2016 balance of $10,320,074. This growth is driven by our Merger with NPCC and our reinsurance agreement with ALSC.

Available for sale equity securities: As of December 31, 2017, we had available for sale equity assets of $10,663,515, an increase of $5,520,011 from the December 31, 2016 balance of $5,143,504. This growth is driven by our Merger with NPCC and our reinsurance agreement with ALSC.

Cash and cash equivalents: As of December 31, 2017, we had cash and cash equivalent assets of $651,809, a decrease of $2,493,936 from the December 31, 2016 balance of $3,145,745. This decrease was the result of deploying more cash into invested assets to provide additional investment earnings.

Investment income due and accrued: As of December 31, 2017, our investment income due and accrued was $214,998 compared to $100,713 as of December 31, 2016. This increase is attributable to the growth of our invested assets.

Policy loans: As of December 31, 2017, our policy loans were $33,975. All of our policy loans were the result of our coinsurance agreement with ALSC and we had no policy loans prior to this transaction.

Reinsurance related assets: As of December 31, 2017, our reinsurance related assets were $249,879 compared to $31,390 as of December 31, 2016. This increase is the result of the growth of our reinsured business.

Deferred acquisition costs, net: As of December 31, 2017, our deferred acquisition costs were $2,963,057 compared to $153,792 as of December 31, 2016. The growth is the result of the cost of reinsurance deferred on our coinsurance agreement with ALSC in the amount of $2,861,450.

Value of business acquired, net: As of December 31, 2017 our value of business acquired asset was $600,601. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC.

Property, equipment and software, net: As of December 31, 2017 our property, equipment and software assets were $221,077, a decrease of $23,772 from the December 31, 2016 balance of $244,849. This decrease is a result of normal amortization during the period. We did purchase additional office furniture and equipment in 2017.

Goodwill: As of December 31, 2017, our goodwill was $277,542. Goodwill was established as a result of our merger with Northern Plains and we had no previous goodwill balances.

Other assets: As of December 31, 2017, our other assets were $166,184, an increase of $114,262 from the December 31, 2016 balance of $51,922. This increase was driven by our purchase of pre-paid systems consulting hours.

Liabilities. Our total liabilities were $25,052,635 as of December 31, 2017, an increase of $17,241,629 from our December 31, 2016 liability of $7,811,006.

Policy liabilities: Our total policy liabilities as of December 31, 2017 were $24,945,377 compared to $7,740,329 as of December 31, 2016, an increase of $17,205,048. This increase is the result of our acquisition of DCLIC, our coinsurance agreement with ALSC, new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of December 31, 2017, our accounts payable and accrued expenses were $98,382 compared to $66,472 as of December 31, 2016, an increase of $31,910. The increase is driven by growth of the Company over the course of 2017.

Shareholders’ Equity. Our shareholders’ equity was $13,935,702 as of December 31, 2017, an increase of $2,554,719 from our December 31, 2016 shareholders’ equity of $11,380,983. The growth in shareholders’ equity was driven by our Merger with NPCC, the issuance of new shares of stock, and the growth of accumulated other comprehensive income. This was partially offset by our net loss during the year.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2017 and December 30, 2016.

	December 31, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$250,750	0.7%	$299,162	1.6%
Corporate bonds	12,156,225	35.6%	3,845,896	20.7%
Municipal bonds	6,352,444	18.5%	2,849,829	15.3%
Redeemable preferred stocks	100,520	0.3%	-	0.0%
Mortgage backed and asset backed securities	4,085,761	11.9%	3,325,187	17.9%
Total fixed maturities	22,945,700	67.0%	10,320,074	55.5%
Equities:
Equities	10,663,515	31.1%	4,942,248	26.5%
Other equity investments	-	0.0%	201,256	1.1%
Total equities	10,663,515	31.1%	5,143,504	27.6%
Cash and cash equivalents	651,809	1.9%	3,145,745	16.9%
Total	$34,261,024	100.0%	$18,609,323	100.0%

The total value of our investments and cash and cash equivalents increased to $34,261,024 as of December 31, 2017 from $18,609,323 at December 31, 2016, an increase of $15,651,701. Increases in investments and cash and cash equivalents are primarily attributable to our Merger with NPCC, our coinsurance agreement with ALSC, and premiums and annuity deposits received by USALSC and DCLIC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31.

	December 31, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,185,345	5.2%	$1,080,028	10.5%
AA	8,225,461	35.8%	4,887,863	47.3%
A	4,961,276	21.6%	1,961,311	19.0%
BBB	8,108,313	35.3%	2,194,473	21.3%
BB	265,305	1.2%	196,399	1.9%
Not Rated - Private Placement	200,000	0.9%	-	0.0%
Total	$22,945,700	100.0%	$10,320,074	100.0%

Reflecting the high quality of securities maintained by us, 97.9% of all fixed maturity securities were investment grade as of December 31, 2017. As of December 31, 2016, 98.1% of all fixed maturity securities were investment grade. The increase in non-investment grade securities was driven by the purchase of a non-rated privately placed security.

The amortized cost and fair value of debt securities as of December 31, 2017 and 2016, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$49,915	$49,931
After one year through five years	612,088	617,562	1,819,437	1,809,470
After five years through ten years	1,910,307	1,945,454	1,646,576	1,643,823
More than 10 years	15,740,739	16,196,403	3,468,619	3,491,663
Redeemable preferred stocks	99,560	100,520	-	-
Mortgage backed and asset backed securities	4,077,011	4,085,761	3,333,617	3,325,187
	$22,439,705	$22,945,700	$10,318,164	$10,320,074

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of USAC Common Stock. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2009.

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

Net cash provided by operating activities was $593,160 for the year ended December 31, 2017. The primary sources of cash from operating activities were premiums received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $5,007,794. The primary source of cash was from sales of available for sale securities, our Merger with NPCC and our reinsurance agreement with ALSC. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $1,920,698. The primary sources of cash were receipts on deposit-type contracts and issuance of USAC Common Stock.

At December 31, 2017, we had cash and cash equivalents totaling $651,809. We believe that our existing cash and cash equivalents along with our cash flow from operations will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2018. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital if they continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2018 annual stockholders’ meeting (“2018 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2018 Proxy Statement and is incorporated herein by reference

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

Exhibit Index

2.1	Plan and Agreement of Merger amount Northern Plains Capital Corporation, US Alliance Corporation and Acquisition Merger Sub, Inc., filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incorporated herein by reference as Exhibit 2.1.

2.2

Amendment dated May 21, 2017 to Plan and Agreement of Merger among Northern Plains Capital Corporation, US Alliance Corporation and Acquisition Merger  Sub, Inc., filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incoporated herein by reference as Exhibit 2.2.

3.1

Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.

3.2

Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.

4.1

Form of Warrant to Purchase Common Shares of US Alliance Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 4.1.

10.1	Commercial Lease Agreement dated October 11, 2011 between US Alliance Corporatoin and Lindemuth, Inc., DBA Gage Center, filed as Exhibit 10.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.1.

10.2	Automatic Yearly Term Reinsurance Agreement between US Alliance Life and Security Company and General Re Life Insurance Corporation, filed as Exhibit 10.2 to the amended Company's Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.2.

10.3	Group Long Term and Short Term Disability Reinsurance Agreement between US Alliance Life and Security Company and Reliance Standard Life Insurance Company, DBA Custom Disability Solutions, filed as Exhibit 10.3 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.3.

10.4	Automatic Reinsurance Agreement between US Alliance Life and Security Company and Optimum Re Insurance Company (schedules omitted), filed as Exhibit 10.4 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.4.

10.5	Bulk Reinurance Agreement between US Alliance Life and Security Company and Optimum Re Insurance Company, filed as Exhibit 10.5 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.5.

10.6	Group Medical Reinsurance Agreement between US Alliance Life and Security Company and Unified Life Insurance Company, filed as Exhibit 10.6 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.6.

10.7.1	Investment Management Agreement between US Alliance Investment Corporation and General Re - New England Asset Management, Inc., filed as Exhibit 10.7.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.7.1.

10.7.2	Subadvisory Investment Management Agreement between US Alliance Investment Corporation and General Re - New England Asset Management, Inc., filed as Exhibit 10.17.2 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.7.2.

10.8	Third Party Insurance Services Agreement between US Alliance Life and Security Company and Dakota Capital Life Insurance Company, as amended, filed as Exhibit 10.8 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.8.

10.9	Critical Illness Reinsurance Treaty, Effective 9/1/16 between US Alliance Life and Security Company and General Re Life Corporation, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K filed February 17, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.9.

10.10	Critical Illness Reinsurance Treaty, Effective 9/1/16 between US Alliance Life and Security Company and Unified Life Insurance Company, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed February 17, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.10.

10.11*	Coinsurance Agreement between US Alliance Life and Security Company and American Life & Security Company of Nebraska

21.1*	List of Subsidiaries

24.1	Power of Attorney (contained in the signature page herein)

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XLRB Instance

101.SCH*†	XLRB Taxonomy Extension Schema

101.CAL*†	XLRB Taxonomy Extension Calculation

101.DEF*†	XLRB Taxonomy Extension Definition

101.LAB*†	XLRB Taxonomy Extension Labels

101.PRE*†	XLRB Taxonomy Extension Presentation

* Filed herewith.

† XLRB information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 29, 2016.

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
William Graves

US Alliance Corporation

Consolidated Financial Statements

December 31, 2017 and 2016

(With Independent Auditor’s Report Thereon)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of US Alliance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kerber, Eck & Braeckel, LLP

We have served as the Company’s auditor since 2016.

Springfield, Illinois

February 21, 2018

F1

US Alliance Corporation
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $22,439,705 and $10,318,164 as of December 31, 2017 and December 31, 2016, respectively)	$22,945,700	$10,320,074
Available for sale equity securities (cost: $10,764,072 and $4,905,953 as of December 31, 2017 and December 31, 2016, respectively)	10,663,515	5,143,504
Total investments	33,609,215	15,463,578

Cash and cash equivalents	651,809	3,145,745
Investment income due and accrued	214,998	100,713
Policy loans	33,975	-
Reinsurance related assets	249,879	31,390
Deferred acquisition costs, net	2,963,057	153,792
Value of business acquired, net	600,601	-
Property, equipment and software, net	221,077	244,849
Goodwill	277,542	-
Other assets	166,184	51,922
Total assets	$38,988,337	$19,191,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$13,448,891	$3,398,170
Policyholder benefit reserves	10,632,009	4,220,215
Advance premiums	864,477	121,944
Total policy liabilities	24,945,377	7,740,329

Accounts payable and accrued expenses	98,382	66,472
Other liabilities	8,876	4,205
Total liabilities	25,052,635	7,811,006

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,310,939 and 5,565,943 shares as of December 31, 2017 and December 31, 2016, respectively	731,095	556,595
Additional paid-in capital	21,280,437	18,017,163
Accumulated deficit	(8,481,268)	(7,432,236)
Accumulated other comprehensive income	405,438	239,461
Total shareholders' equity	13,935,702	11,380,983

Total liabilities and shareholders' equity	$38,988,337	$19,191,989

See Notes to Consolidated Financial Statements.

F2

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016
Income:
Premium income	$10,773,246	$5,948,978
Net investment income	817,989	449,951
Net realized gain on sale of securities	430,565	100,378
Other income	50,057	87,566
Total income	12,071,857	6,586,873

Expenses:
Death claims	823,545	475,815
Policyholder benefits	3,485,564	3,136,999
Increase in policyholder reserves	5,654,476	1,686,841
Commissions, net of deferrals	521,155	457,671
Amortization of deferred acquisition costs	321,451	153,671
Amortization of value of business acquired	8,460	-
Salaries & benefits	990,076	752,534
Other operating expenses	1,316,162	1,209,115
Total expense	13,120,889	7,872,646

Net loss	$(1,049,032)	$(1,285,773)

Net loss per common share, basic and diluted	$(0.18)	$(0.24)

Unrealized net holding gains arising during the period	596,542	440,316
Reclassification adjustment for gains included in net loss	(430,565)	(100,378)
Other comprehensive income	165,977	339,938

Comprehensive loss	$(883,055)	$(945,835)

See Notes to Consolidated Financial Statements.

F3

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2017 and 2016

						Common	Accumulated
	Number of		Additional		Common	Stock	Other
	Shares of	Common	Paid-in	Outstanding	Stock	Subscription	Comprehensive	Accumulated
	Common Stock	Stock	Capital	Warrants	Subscribed	Receivable	Income / (Loss)	Deficit	Total
Balance, December 31, 2015	5,177,245	$517,725	$17,018,285	$15,876	$13,799	$(827,952)	$(100,477)	$(6,146,463)	$10,490,793
Common stock issued upon exercise of warrants, $6.00 per share	372,003	37,200	2,210,694	(15,876)	-	-	-	-	2,232,018
Common stock issued, $7 per share	16,695	1,670	115,195	-	-	-	-	-	116,865
Costs associated with common stock issued	-	-	(512,858)	-	-	-	-	-	(512,858)
Common stock subscribed	-	-	(814,153)	-	(13,799)	827,952	-	-	-
Other comprehensive income	-	-	-	-	-	-	339,938	-	339,938
Net loss	-	-	-	-	-	-	-	(1,285,773)	(1,285,773)
Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$-	$-	$-	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	100,538	10,054	693,711	-	-	-	-	-	703,765
Costs associated with common stock issued	-	-	(363,371)	-	-	-	-	-	(363,371)
Common Stock issued, Northern Plains Capital Corporation merger	1,644,458	164,446	2,932,934						3,097,380
Other comprehensive income	-	-	-	-	-	-	165,977	-	165,977
Net loss	-	-	-	-	-	-	-	(1,049,032)	(1,049,032)
Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$-	$-	$-	$405,438	$(8,481,268)	$13,935,702

See Notes to Consolidated Financial Statements.

F4

US Alliance Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,049,032)	$(1,285,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,893	38,733
Net realized gains on the sale of securities	(430,565)	(100,378)
Amortization of investment securities, net	42,941	22,014
Deferred acquisition costs capitalized	(269,266)	(221,410)
Deferred acquisition costs amortized	321,451	153,671
Value of business acquired amortized	8,460	-
Interest credited on deposit type contracts	247,692	80,452
Interest on policy loans	636	-
(Increase) decrease in operating assets:
Investment income due and accrued	(80,937)	(22,173)
Reinsurance related assets	57,529	(9,946)
Policy loans	(599)	-
Other assets	(105,029)	78,744
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,700,163	1,643,251
Advance premiums	119,688	52,371
Other liabilities	4,671	(787)
Accounts payable and accrued expenses	(9,536)	(19,416)
Net cash provided by operating activities	593,160	409,353

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(14,992,862)	(3,028,015)
Purchase of equity investments	(8,241,105)	(1,955,888)
Proceeds from fixed income sales and repayments	5,823,079	1,003,308
Proceeds from equity sales and repayments	4,439,443	670,706
Acquisition of Northern Plains Capital Corporation	1,079,627	-
Assumed reinsurance from American Life & Security Corporation	6,895,145	-
Purchase of property, equipment and software	(11,121)	-
Net cash used in investing activities	(5,007,794)	(3,309,889)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	2,187,387	1,989,833
Withdrawals on deposit-type contracts	(607,083)	(246,103)
Proceeds received from issuance of common stock, net of costs of issuance	340,394	1,836,025
Net cash provided by financing activities	1,920,698	3,579,755

Net increase (decrease) in cash and cash equivalents	(2,493,936)	679,219

Cash and Cash Equivalents:
Beginning	3,145,745	2,466,526
Ending	$651,809	$3,145,745

See Notes to Consolidated Financial Statements.

F5

US Alliance Corporation
Supplemental Cash Flow Information

	Years Ended December 31,
	2017	2016
Supplemental Disclosure of Non-Cash Information
Common stock issued on the acquisition of Northern Plains	$3,097,380	$-
Fixed maturity securities acquired with the Northern Plains acquisition	3,006,552	-
Equity securities aquired with the Northern Plains acquisition	1,616,897	-
Deposit-type contract liabilities acquired with the Northern Plains acquisition	2,029,138	-
Deposit-type contract liabilities assumed from American Life & Security Corp	6,193,587	-
Cost of reinsurance deferred on coinsurance transaction with American Life & Security Corp	2,861,450	-

F6

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.

Our four wholly-owned operating subsidiaries are: US Alliance Life and Security Company ("USALSC") formed June 9, 2011; US Alliance Marketing Corporation ("USAMC") formed April 23, 2012, to serve as a marketing resource; US Alliance Investment Corporation ("USAIC") formed April 23, 2012 to serve as investment manager for USAC and USALSC; and Dakota Capital Life Insurance Company (“DCLIC”), acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”).

We capitalized our subsidiaries with proceeds from intrastate public offerings registered by qualification with the office of Kansas Securities Commissioner.

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013.

Our single pay life products (which include our Legacy Juvenile and Thoughtful Pre-Need products) accounted for 73% of 2017 direct premium revenue. Our individual life and Critical Illness products (which include our Sound and Solid Term Life and Pioneer Whole Life products) accounted for 18% of 2017 direct premium revenue. Our group products accounted for 9% of 2017 direct written premiums.

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

Area of Operation: USALSC is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska and Oklahoma. DCLIC is authorized to operate in the state of North Dakota.

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2017. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Software is depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2017 and 2016 are represented below.

	December 31,	December 31,
	2017	2016
Computer	$20,755	$20,755
Furniture and equipment	92,077	80,956
Software	257,500	257,500
Accumulated depreciation	(149,255)	(114,362)
Balance at end of period	$221,077	$244,849

Pre-paid expenses: The Company recognizes pre-paid expenses as the expenses are incurred. Pre-paid expenses consist of systems consulting hours and insurance. Systems consulting hours are charged as they are incurred on projects. Insurance expenses are charged straight line over the life of the contract.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. As of December 31, 2017 and 2016, the Company had no investment securities that were evaluated to be other than temporarily impaired.

Value of business acquired: Value of business acquired (VOBA) represents the estimated value assigned to purchased companies or insurance in- force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.  VOBA is amortized on a straight-line method over 30 years.

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

Goodwill: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred.  We assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

F8

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2017 and 2016.

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

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims is $85,832 and is included as a part of policyholder benefit reserves.

Deposit-type contracts: Deposit-type contracts consist of amounts on deposit associated with deferred annuity contracts and premium deposit funds. The deferred annuity contracts credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate annually subject to minimums established by law or administrative regulation.

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2017 and 2016.

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Balance at beginning of year	$3,398,170	$1,573,988
Acquisition of Dakota Capital Life	1,853,728	-
Assumed from American Life & Security Corp	5,841,703	-
Deposits received	2,187,387	1,989,833
Interest credited	243,310	80,452
Withdrawals	(592,398)	(246,103)
Balance at end of year	$12,931,900	$3,398,170

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

F9

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2017 and 2016.

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Balance at beginning of year	$-	$-
Acquisition of Dakota Capital Life	175,410	-
Assumed from American Life & Security Corp	351,884	-
Deposits received	-	-
Interest credited	4,382	-
Withdrawals	(14,685)	-
Balance at end of year	$516,991	$-

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2017 and 2016, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Balance at beginning of year	$153,792	$86,053
Deferred cost of reinsurance, American Life & Security Corp block acquisition	2,861,450	-
Capitalization of commissions, sales and issue expenses	269,266	221,410
Amortization net of interest	(321,451)	(153,671)
Balance at end of year	$2,963,057	$153,792

F10

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale, net of applicable taxes.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2017 and 2016 the company had 7,310,939 and 5,565,943 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2017 and 2016 were 5,871,949 and 5,421,972 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the years ended December 31, 2017 and 2016.

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2017 and 2016. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2014 through 2017.

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

- Reinsurance:

In order to manage the risk of financial exposure to adverse underwriting results, USALSC reinsures a portion of its risk with other insurance companies. USALSC retains $35,000 on its Pioneer Whole Life Series and $25,000 on its Solid Solutions Term Life Series* and Sound Solutions Term Life Series®. USALSC also reinsures 100% of the risk on its accidental death benefit rider. USALSC retains 25% of the risk for each covered life on its group life product to a maximum of $100,000 on any individual person. USALSC retains 25% of the risk for each covered life on its group accidental death and dismemberment product to a maximum of $25,000 on any individual person. USALSC also has catastrophic reinsurance coverage to protect against three or more group life deaths resulting from a single event. USALSC also reinsures 100% of the risk on its group disability products. USALSC reinsurers 66% of the risk on its critical illness product. Optimum Re Insurance Company (a subsidiary of Optimum Group), General Reinsurance Corporation (a subsidiary of Berkshire Hathaway), Reliance Standard Life Insurance Company (a subsidiary of Tokio Marine Holdings), and Unified Life Insurance Company provide reinsurance for USALSC and DCLIC. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

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

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to purchase products with perceived higher returns. This process may result in cash outflows requiring that an insurance subsidiary sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

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

If interest rates were to increase by 1%, the market value of our fixed income securities would decrease by 11.1% as of December 31, 2017. USALSC and DCLIC therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

Conversely, in a period of prolonged low interest rates it is difficult to invest assets and earn the rate of return necessary to support insurance products. Some central banks currently have negative interest rates which contributes to the current low interest rate environment.

Policy lapses in excess of those actuarially anticipated would have a negative impact on our financial performance.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments.  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

F15

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

On August 1, 2017 the Company acquired NPCC pursuant to a Plan and Agreement of Merger dated May 23, 2017 under which Alliance Merger Sub, Inc. (“Acquisition”), a wholly owned subsidiary of the Company, merged with and into NPCC (“Merger”) with Acquisition being the surviving company. Pursuant to the agreement, the Company exchanged .5841 shares of the Company’s common stock for each share of Northern Plains common stock, or 1,644,458 shares. Subsequent to the merger, Acquisition was merged into the Company.

The Merger was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. The table below summarizes the fair value of the consideration transferred and the preliminary fair value of Northern Plains’ assets acquired and liabilities assumed:

Fair value of US Alliance Corporation common stock issued as consideration	$3,099,165

Amounts of indentifiable assets acquired and liablities assumed
Investment securities	$4,623,449
Cash	1,079,627
Value of business acquired	609,061
Other assets	60,080
Policyholder reserves	(1,277,411)
Deposit type contracts	(2,029,138)
Other liabilities	(243,608)
Total indentifiable net assets	$2,822,060
Goodwill	277,105
Total amounts of indentifiable assets acquired and liabilties assumed	$3,099,165

F16

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Acquisitions (Continued)

The fair value of the US Alliance Corporation common stock issued as consideration and the assets acquired and liabilities assumed from our acquisition of Northern Plains was based on a valuation and our estimates and assumptions are subject to change within the measurement period.

The following table presents unaudited pro forma consolidated total income and net loss as if the acquisition had occurred as of January 1, 2016 (the earliest date presented).

	Years Ended December 31,
	2017	2016
	(unaudited)
Income:
Premium income	$11,193,686	$6,533,765
Net investment income	877,319	539,801
Net realized gain (loss) on sale of securities	478,303	44,282
Other income	20,995	14,391
Total income	12,570,303	7,132,239

Net Loss	$(1,201,899)	$(1,887,423)

Net Loss per share	$(0.33)	$(0.52)

The unaudited pro forma total income and net loss above was adjusted to eliminate the Third Party Administration fees paid by Northern Plains to the Company of $31,250 and $75,781 for the years ended December 31, 2017 and 2016, respectively; and eliminate the loss of $201,577 for acquisition related expenses that Northern Plains recorded for the year ended December 31, 2017 and also includes adjustments for the amortization of VOBA and elimination of DAC amortization for the years ending December 31, 2017 and 2016 of $78,379 and $12,306, respectively.

F17

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.	Investments

The amortized cost and fair value of available for sale and held to maturity investments as of December 31 is as follows:

	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$271,620	$-	$(20,870)	$250,750
Corporate bonds	11,857,191	309,754	(10,720)	12,156,225
Municipal bonds	6,134,323	230,842	(12,721)	6,352,444
Redeemable preferred stock	99,560	960	-	100,520
Mortgage backed and asset backed securities	4,077,011	32,726	(23,976)	4,085,761
Total fixed maturities	22,439,705	574,282	(68,287)	22,945,700
Equities:
Equities	10,764,072	83,346	(183,903)	10,663,515
Total available for sale	$33,203,777	$657,628	$(252,190)	$33,609,215

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$314,992	$-	$(15,830)	$299,162
Corporate bonds	3,828,418	62,712	(45,234)	3,845,896
Municipal bonds	2,841,137	46,883	(38,191)	2,849,829
Mortgage backed and asset backed securities	3,333,617	36,870	(45,300)	3,325,187
Total fixed maturities	10,318,164	146,465	(144,555)	10,320,074
Equities:
Equities	4,723,024	350,981	(131,757)	4,942,248
Other equity investments	182,929	23,046	(4,719)	201,256
Total equities	4,905,953	374,027	(136,476)	5,143,504
Total available for sale	$15,224,117	$520,492	$(281,031)	$15,463,578

The amortized cost and fair value of debt securities as of December 31, 2017 and 2016, by contractual maturity, are shown on the following page. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

F18

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.	Investments (Continued)

	As of December 31, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$49,915	$49,931
After one year through five years	612,088	617,562	1,819,437	1,809,470
After five years through ten years	1,910,307	1,945,454	1,646,576	1,643,823
More than 10 years	15,740,739	16,196,403	3,468,619	3,491,663
Redeemable preferred stocks	99,560	100,520	-	-
Mortgage backed and asset backed securities	4,077,011	4,085,761	3,333,617	3,325,187
Total amortized cost and fair value	$22,439,705	$22,945,700	$10,318,164	$10,320,074

Proceeds from the sale of securities, maturities, and asset paydowns in 2017 and 2016 were $10,262,522 and $1,674,014, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Years Ended December 31,
	2017	2016
Gross gains	$499,568	$122,192
Gross losses	(69,003)	(21,814)
Net security gains	$430,565	$100,378

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$(20,870)	$-	$-	$250,750	$(20,870)
Corporate bonds	848,853	(5,733)	121,718	(4,987)	970,571	(10,720)
Municipal bonds	735,257	(5,683)	192,962	(7,038)	928,219	(12,721)
Mortgage backed and asset backed securities	2,056,887	(6,970)	654,936	(17,006)	2,711,823	(23,976)
Total fixed maturities	3,891,747	(39,256)	969,616	(29,031)	4,861,363	(68,287)
Equities:
Equities	7,971,440	(105,946)	1,161,121	(77,957)	9,132,561	(183,903)
Total available for sale	$11,863,187	$(145,202)	$2,130,737	$(106,988)	$13,993,924	$(252,190)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2016
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$(15,830)	$-	$-	$299,162	$(15,830)
Corporate bonds	1,897,000	(42,994)	196,399	(2,240)	2,093,399	(45,234)
Municipal bonds	1,296,688	(38,191)	-	-	1,296,688	(38,191)
Mortgage backed and asset backed securities	1,700,173	(39,264)	134,090	(6,036)	1,834,263	(45,300)
Total fixed maturities	5,193,023	(136,279)	330,489	(8,276)	5,523,512	(144,555)
Equities:
Equities	1,007,860	(59,357)	1,063,959	(72,400)	2,071,819	(131,757)
Other equity investments	52,840	(4,719)	-	-	52,840	(4,719)
Total equities	1,060,700	(64,076)	1,063,959	(72,400)	2,124,659	(136,476)
Total available for sale	$6,253,723	$(200,355)	$1,394,448	$(80,676)	$7,648,171	$(281,031)

F19

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.	Investments (Continued)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2017 was 47, which represented an unrealized loss of $252,190 of the aggregate carrying value of those securities. The 47 securities breakdown as follows: 17 bonds, 21 mortgage and asset backed securities, 1 common stocks, 3 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2017 and 2016. The unrealized gains on the remainder of the available for sale portfolio as of December 31, 2017 were $657,628.

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

F20

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (Continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$250,750	$-	$-
Corporate bonds	12,156,225	-	11,956,225	200,000
Municipal bonds	6,352,444	-	6,352,444	-
Redeemable preferred stock	100,520	-	100,520	-
Mortgage backed and asset backed securities	4,085,761	-	4,085,761	-
Total fixed maturities	22,945,700	250,750	22,494,950	200,000
Equities:
Equities	10,663,515	10,663,515	-	-
Total	$33,609,215	$10,914,265	$22,494,950	$200,000

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$299,162	$299,162	$-	$-
Corporate bonds	3,845,896	-	3,845,896	-
Municipal bonds	2,849,829	-	2,849,829	-
Mortgage backed and asset backed securities	3,325,187	-	3,325,187	-
Total fixed maturities	10,320,074	299,162	10,020,912	-
Equities:
Equities	4,942,248	4,942,248	-	-
Other equity investments	201,256	201,256	-	-
Total equities	5,143,504	5,143,504	-	-
Total	$15,463,578	$5,442,666	$10,020,912	$-

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

Investment income due and accrued: The carrying amounts approximate fair value because of the short maturity of these instruments.

Policy loans: Policy loans are stated at unpaid principal balances. As these loans are fully collateralized by the cash surrender value of the underlying insurance policies, the carrying value of the policy loans approximates their fair value.

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach.  Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

F21

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$651,809	$651,809	$3,145,745	$3,145,745
Investment income due and accrued	214,998	214,998	100,713	100,713
Policy loans	33,975	33,975	-	-
Investments, at fair value	33,609,215	33,609,215	15,463,578	15,463,578
Total Financial Assets	$34,509,997	$34,509,997	$18,710,036	$18,710,036

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$13,448,891	$12,508,470	$3,398,170	$3,260,086
Total Financial Liabilities	$13,448,891	$12,508,470	$3,398,170	$3,260,086

Note 5.	Income Tax Provision

No income tax expense or (benefit) has been reflected for the years ended December 31, 2017 and 2016 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $11,886,891 and $5,050,176 as of December 31, 2017 and 2016, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized losses on investment securities, policy owner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

Note 6.	Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 is listed in the following table.

	December 31, 2017	December 31, 2016
Balance Sheets
Benefits and claim reserves ceded	$55,075	$28,830
Amounts due from ceding company	194,804	2,560
Benefits and claim reserves assumed	10,372,638	-

	Years Ended
	December 31, 2017	December 31, 2016
Statements of Comprehensive Loss
Ceded premium	$221,027	$144,023
Assumed premium	7,826,619	3,500,758
Allowances on ceded premium	10,441	10,644
Allowances paid on assumed premium	2,238,386	384,558
Assumed benefits and policyholder reserve increases	7,207,979	3,056,547

F22

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 6.	Reinsurance (Continued)

The Company currently reinsures business in excess of its retention with General Re Life Corporation, Reliance Standard Life Insurance Company, Unified Life Insurance Company and Optimum Re Insurance Company. The Company also currently assumes business under agreements with Unified Life Insurance Company and American Life and Security Corporation.

On September 30, 2017, USALSC entered into a coinsurance agreement with American Life and Security Corporation (“ALSC”) to assume 100% of a certain block of life insurance policies.  The policies consist primarily of whole life policies with annuity riders.  The transaction resulted in a one-time assumed premium of $3,854,902 and an off-setting increase in policyholder reserves in the same amount on the effective date of the agreement.  USALSC established a deferred cost of reinsurance in the amount of $2,861,450.  USALSC is also the servicer of this block of policies. The agreement will remain in effect until all liabilities associated with this block of policies have been satisfied.

Note 7.	Lease Commitments

Total rent expense was $31,712 and $27,000 for the years ended December 31, 2017 and 2016, respectively. The Company amended its lease on its Topeka headquarters on August 26, 2014 which extended its termination date until December 31, 2017 with an optional additional year which the Company has exercised. The future rent payments required under the lease are $27,000 in 2018. The Company also maintains an office in Bismarck, ND with a lease that expires on September 30, 2018. The future rent payments required under this lease are $8,532 in 2018.

Note 8.	Warrants

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

Management engaged the services of an experienced valuation firm to value the warrants as of February 24, 2013. The valuation performed valued the warrants to be worth $0.01 per share of common stock and management has allocated this amount from additional paid-in capital to the outstanding warrants. As the warrants have been exercised, the value allocated to the warrants exercised has been restored to additional paid-in capital. As of December 31, 2017, there is no remaining value assigned to the expired warrants.

Note 9.	Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capital City Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 to meet the minimum deposit requirement for the State of Missouri. These assets were held in bonds and other invested assets with a statement value of $625,000 and $625,000 as of December 31, 2017 and 2016, respectively. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000

Note 10.	Statutory Net Income and Surplus

US Alliance Life and Security Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Kansas Insurance Department. Dakota Capital Life Insurance Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the North Dakota Insurance Department. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

F23

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 10.	Statutory Net Income and Surplus (Continued)

The following table summarizes the statutory net loss and statutory capital and surplus of US Alliance Life and Security Company and Dakota Capital Life Insurance Company as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016.

	Statutory Capital and Surplus as of
	December 31,	December 31.
	2017	2016

US Alliance Life and Security Company	$4,186,381	$2,812,254
Dakota Capital Life Insurance Company	1,337,081	1,158,886

	Statutory Net Loss for the years ended December 31,
	2017	2016

US Alliance Life and Security Company	$(1,727,462)	$(868,744)
Dakota Capital Life Insurance Company	(129,989)	(462,517)

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

The payment of dividends to US Alliance Life and Security Company by Dakota Capital Life Insurance Company is subject to similar limitations.

Note 11.	Subsequent Events

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

The Company has evaluated subsequent events after December 31, 2017 through the date on which the consolidated financial statements were issued.

F24