Form 10-Q
period 2018-03-31
US Alliance Corp
filed 2018-05-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Common stock, $0.10 par value

7,378,496 shares outstanding

as of May 7, 2018

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $23,113,694 and $22,439,705 as of March 31, 2018 and December 31, 2017, respectively)	$22,790,101	$22,945,700
Available for sale equity securities (cost: $11,063,913 and $10,764,072 as of March 31, 2018 and December 31, 2017, respectively)	10,804,019	10,663,515
Total investments	33,594,120	33,609,215

Cash and cash equivalents	1,171,351	651,809
Investment income due and accrued	237,932	214,998
Policy loans	32,645	33,975
Reinsurance related assets	182,903	249,879
Deferred acquisition costs, net	2,901,406	2,963,057
Value of business acquired, net	595,525	600,601
Property, equipment and software, net	212,272	221,077
Goodwill	277,542	277,542
Other assets	133,020	166,184
Total assets	$39,338,716	$38,988,337

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$14,185,460	$13,448,891
Policyholder benefit reserves	11,368,561	10,632,009
Advance premiums	923,419	864,477
Total policy liabilities	26,477,440	24,945,377

Accounts payable and accrued expenses	97,758	98,382
Other liabilities	15,709	8,876
Total liabilities	26,590,907	25,052,635

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,357,157 and 7,310,939 shares as of March 31, 2018 and December 31, 2017, respectively	735,717	731,095
Additional paid-in capital	21,479,626	21,280,437
Accumulated deficit	(8,884,026)	(8,481,268)
Accumulated other comprehensive income (loss)	(583,508)	405,438
Total shareholders' equity	12,747,809	13,935,702

Total liabilities and shareholders' equity	$39,338,716	$38,988,337

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Income:
Premium income	$2,432,096	$1,749,928
Net investment income	311,560	126,020
Net realized gain on sale of securities	-	192,405
Other income	9,246	20,202
Total income	2,752,902	2,088,555

Expenses:
Death claims	235,374	291,150
Policyholder benefits	1,127,682	937,401
Increase in policyholder reserves	796,636	402,739
Commissions, net of deferrals	152,157	124,291
Amortization of deferred acquisition costs	90,355	37,764
Amortization of value of business acquired	5,076	-
Salaries & benefits	274,848	178,192
Other operating expenses	473,532	285,766
Total expense	3,155,660	2,257,303

Net loss	$(402,758)	$(168,748)

Net loss per common share, basic and diluted	$(0.05)	$(0.03)

Unrealized net holding gains(losses) arising during the period	(988,946)	215,442
Reclassification adjustment for gains included in net loss	-	(192,405)
Other comprehensive income	(988,946)	23,037

Comprehensive loss	$(1,391,704)	$(145,711)

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Quarters Ended March 31, 2018 and 2017 (Unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	17,759	1,776	122,537	-	-	124,313
Costs associated with common stock issued	-	-	(70,101)	-	-	(70,101)
Other comprehensive income	-	-	-	23,037	-	23,037
Net loss	-	-	-	-	(168,748)	(168,748)
Balance, March 31, 2017	5,583,702	$558,371	$18,069,599	$262,498	$(7,600,984)	$11,289,484

Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	46,218	4,622	318,905	-	-	323,527
Costs associated with common stock issued	-	-	(119,716)	-	-	(119,716)
Other comprehensive loss	-	-	-	(988,946)	-	(988,946)
Net loss	-	-	-	-	(402,758)	(402,758)
Balance, March 31, 2018	7,357,157	$735,717	$21,479,626	$(583,508)	$(8,884,026)	$12,747,809

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:	(unaudited)
Net loss	$(402,758)	$(168,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,805	8,584
Net realized gains on the sale of securities	-	(192,405)
Amortization of investment securities, net	13,947	8,789
Deferred acquisition costs capitalized	(64,638)	(70,818)
Deferred acquisition costs amortized	90,355	37,764
Value of business acquired amortized	5,076	-
Interest credited on deposit type contracts	131,779	16,597
Interest on policy loans	(619)	-
(Increase) decrease in operating assets:
Investment income due and accrued	(22,934)	6,255
Reinsurance related assets	66,976	(207)
Other assets	33,164	(22,502)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	736,552	389,568
Advance premiums	58,942	11,247
Other liabilities	6,833	14,352
Accounts payable and accrued expenses	(624)	2,796
Net cash provided by operating activities	660,855	41,272

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(715,128)	(1,479,152)
Purchase of equity investments	(300,174)	(180,567)
Proceeds from fixed income sales and repayments	28,126	154,696
Policy loans issued	1,330	-
Net cash used in investing activities	(985,846)	(1,505,023)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	1,064,901	579,215
Withdrawals on deposit-type contracts	(424,178)	(137,761)
Proceeds received from issuance of common stock, net of costs of issuance	203,811	54,212
Net cash provided by financing activities	844,533	495,666

Net increase (decrease) in cash and cash equivalents	519,542	(968,085)

Cash and Cash Equivalents:
Beginning	651,809	3,145,745
Ending	$1,171,351	$2,177,660

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.     Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation (“the Company”) is a Kansas corporation located in Topeka, Kansas. The Company was incorporated April 24, 2009, as a holding company to form, own, operate and manage a life insurance company and its marketing and investment affiliates. On June 9, 2011, the wholly owned subsidiary, US Alliance Life and Security Company (“USALSC”) was incorporated. USALSC received its Certificate of Authority from the Kansas Insurance Department (KID) effective January 2, 2012. On April 23, 2012, US Alliance Investment Corporation (“USAIC”) and US Alliance Marketing Corporation (“USAMC”) were incorporated as wholly-owned subsidiaries of the Company to provide investment management and marketing services. On August 1, 2017, the Company merged with Northern Plains Capital Corporation (“Northern Plains”) with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company (“DCLIC”) which became a wholly owned subsidiary of US Alliance Life and Security Company.

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2018, and again to February 24, 2019. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2017.

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

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Oklahoma, and Nebraska. Dakota Capital Life Insurance Company is authorized to operate in the state of North Dakota.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2018, and December 31, 2017, the Company had 7,357,157 and 7,310,939 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended March 31, 2018 and 2017 were 7,326,345 and 5,571,529 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters ended March 31, 2018 and 2017 because all warrants for common shares are anti-dilutive.

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

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  As an emerging growth company, the Company has chosen to defer implementation of this accounting standard until the year ending December 31, 2019. The adoption of this guidance is not expected to have a material effect on the Company’s result of operations, financial position or liquidity.

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

This guidance is effective for fiscal years beginning after December 15, 2017. As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2018. The recognition and measurement provisions of this guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The Company is evaluating this guidance but expects the primary impact will be the recognition of unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses on available-for-sale equity securities are recognized in other comprehensive income (loss).

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

The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Early adoption is permitted.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2019.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2017.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

The updated guidance is effective for reporting periods beginning after December 15, 2019.  Early adoption is permitted for reporting periods beginning after December 15, 2018.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2020.  The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

Classification of Certain Cash Receipts and Cash Payment

In August 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows under eight different scenarios including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2018.  The Company is currently evaluating the impact of this guidance on its statement of cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act). In February 2018, FASB issued guidance to address certain issues related to the Tax Cuts and Jobs Act. This new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$272,913	$-	$(7,915)	$264,998
Corporate bonds	12,566,894	63,022	(395,758)	12,234,158
Municipal bonds	6,127,636	156,888	(69,353)	6,215,171
Redeemable preferred stock	99,560	-	(3,120)	96,440
Mortgage backed and asset backed securities	4,046,691	17,144	(84,501)	3,979,334
Total fixed maturities	23,113,694	237,054	(560,647)	22,790,101
Equities:
Equities	11,063,913	62,049	(321,943)	10,804,019
Total available for sale	$34,177,607	$299,103	$(882,590)	$33,594,120

	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$271,620	$-	$(20,870)	$250,750
Corporate bonds	11,857,191	309,754	(10,720)	12,156,225
Municipal bonds	6,134,323	230,842	(12,721)	6,352,444
Redeemable preferred stock	99,560	960	-	100,520
Mortgage backed and asset backed securities	4,077,011	32,726	(23,976)	4,085,761
Total fixed maturities	22,439,705	574,282	(68,287)	22,945,700
Equities:
Equities	10,764,072	83,346	(183,903)	10,663,515
Total available for sale	$33,203,777	$657,628	$(252,190)	$33,609,215

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities as of March 31, 2018 and December 31, 2017, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$911,496	$901,495	$612,088	$617,562
After five years through ten years	1,756,916	1,738,030	1,910,307	1,945,454
More than 10 years	16,299,031	16,074,802	15,740,739	16,196,403
Redeemable preferred stocks	99,560	96,440	99,560	100,520
Mortgage backed and asset backed securities	4,046,691	3,979,334	4,077,011	4,085,761
	$23,113,694	$22,790,101	$22,439,705	$22,945,700

Proceeds from the sale of securities, maturities, and asset paydowns for the first three months of 2018 and 2017 were $28,126 and $154,696 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2018	2017
Gross gains	$-	$192,405
Gross losses	-	-
Net security gains	$-	$192,405

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2018
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$264,998	$(7,915)	$-	$-	$264,998	$(7,915)
Corporate bonds	9,742,140	(387,703)	118,558	(8,055)	9,860,698	(395,758)
Municipal bonds	2,877,822	(55,611)	186,258	(13,742)	3,064,080	(69,353)
Redeemable preferred stock	96,440	(3,120)	-	-	96,440	(3,120)
Mortgage backed and asset backed securities	2,494,930	(55,483)	629,366	(29,018)	3,124,296	(84,501)
Total fixed maturities	15,476,330	(509,832)	934,182	(50,815)	16,410,512	(560,647)
Equities:
Equities	7,950,828	(226,383)	1,243,902	(95,560)	9,194,730	(321,943)
Total available for sale	$23,427,159	$(736,215)	$2,178,084	$(146,375)	$25,605,242	$(882,590)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$(20,870)	$-	$-	$250,750	$(20,870)
Corporate bonds	848,853	(5,733)	121,718	(4,987)	970,571	(10,720)
Municipal bonds	735,257	(5,683)	192,962	(7,038)	928,219	(12,721)
Mortgage backed and asset backed securities	2,056,887	(6,970)	654,936	(17,006)	2,711,823	(23,976)
Total fixed maturities	3,891,747	(39,256)	969,616	(29,031)	4,861,363	(68,287)
Equities:
Equities	7,971,440	(105,946)	1,161,121	(77,957)	9,132,561	(183,903)
Total available for sale	$11,863,187	$(145,202)	$2,130,737	$(106,988)	$13,993,924	$(252,190)

Unrealized losses occur from market price declines may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2018 was 116, which represented an unrealized loss of $882,590 of the aggregate carrying value of those securities. The 116 securities breakdown as follows: 81 bonds, 27 mortgage and asset backed securities, 4 preferred stocks, 2 high yield corporate bond funds, 1 preferred stock index funds, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017. The unrealized gains on the remainder of the available for sale portfolio as of March 31, 2018 were $299,081.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.     Fair Value Measurements (Continued)

The following table presents the amounts of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$264,998	$264,998	$-	$-
Corporate bonds	12,234,158	-	12,034,158	200,000
Municipal bonds	6,215,171	-	6,215,171	-
Redeemable preferred stock	96,440	-	96,440	-
Mortgage backed and asset backed securities	3,979,334	-	3,979,334	-
Total fixed maturities	22,790,101	264,998	22,325,103	200,000
Equities:
Equities	10,804,019	10,804,019	-	-
Total	$33,594,120	$11,069,017	$22,325,103	$200,000

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$250,750	$-	$-
Corporate bonds	12,156,225	-	11,956,225	200,000
Municipal bonds	6,352,444	-	6,352,444	-
Redeemable preferred stock	100,520	-	100,520	-
Mortgage backed and asset backed securities	4,085,761	-	4,085,761	-
Total fixed maturities	22,945,700	250,750	22,494,950	200,000
Equities:
Equities	10,663,515	10,663,515	-	-
Total	$33,609,215	$10,914,265	$22,494,950	$200,000

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$1,171,351	$1,171,351	$651,809	$651,809
Investment income due and accrued	237,932	237,932	214,998	214,998
Policy loans	32,645	32,645	33,975	33,975
Investments, at fair value	33,594,120	33,594,120	33,609,215	33,609,215
Total Financial Assets	$35,036,048	$35,036,048	$34,509,997	$34,509,997

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$14,185,460	$13,010,977	$13,448,891	$12,508,470
Total Financial Liabilities	$14,185,460	$13,010,977	$13,448,891	$12,508,470

Note 5.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended March 31, 2018 and 2017 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $12,285,000 and $11,886,891 as of March 31, 2018 and December 31, 2017, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

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

The Company has evaluated subsequent events through May 14, 2018, the date on which the consolidated financial statements were issued.

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

On August 1, 2017, the Company merged with Northern Plains Capital Corporation (“Northern Plains”) with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company which became a wholly owned subsidiary of USALSC.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP. Preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of our accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in the Notes to the Consolidated Financial Statements included with this quarterly report.

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

Merger

On May 23, 2017 the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction closed on July 31, 2017. Northern Plains shareholders received .5841 shares of US Alliance Corporation stock for each share of Northern Plains stock owned. USAC issued 1,644,458 shares of common stock to holders of Northern Plains shares.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 7 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2018 and 2017 are summarized in the table below.

	Three Months Ended March 31,
	2018	2017
Income:	(unaudited)
Premium income	$2,432,096	$1,749,928
Net investment income	311,560	126,020
Net realized gain (loss) on sale of securities	-	192,405
Other income	9,246	20,202
Total income	$2,752,902	$2,088,555

Premium revenue: Premium revenue for the first three months of 2018 was $2,432,096 compared to $1,749,928 in the first three months of 2017, an increase of $682,168. USALSC entered into a coinsurance transaction with American Life and Security Corporation (“ALSC”) effective September 30, 2017. This agreement, along with our acquisition of DCLIC and our organic growth, is the primary driver of the increase in premiums.

Direct, assumed and ceded premiums for the three months ended March 31, 2018 and 2017 are summarized in the following table.

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Direct	$1,139,367	$743,094
Assumed	1,405,606	1,041,306
Ceded	(112,877)	(34,472)
Total	$2,432,096	$1,749,928

The Company is pursuing new product and distribution opportunities to increase premium production. The acquisition of DCLIC and the reinsurance agreement with ALSC will both increase future premiums.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Fixed maturities	$229,643	$92,736
Equity securities	100,705	42,446
Cash and short term investments	747	783
	331,095	135,965
Less investment expenses	(19,535)	(9,945)
	$311,560	$126,020

Net investment income for the first three months of 2018 was $311,560, compared to $126,020 in 2017, an increase of $185,540. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, the Merger with Northern Plains, and our coinsurance agreement with ALSC, as well as an improvement in our book yield.

Net realized gains on investments: Net realized gains on investments for the three months ended March 31, 2018 were $0, compared to gains of $192,405 in 2017, a decrease of $192,405. The decrease in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus in 2017. There was not a similar activity in 2018. Realized gains and losses related to the sale of securities for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2018	2017
Gross gains	$-	$192,405
Gross losses	-	-
Net security gains	$-	$192,405

Other income: Other income for the three months ended March 31, 2018 was $9,246 compared to $20,202 in 2017, a decrease of $10,956. This decrease is due to the acquisition of DCLIC who was previously a third party administration client.

Expenses. Expenses for the three months ended March 31, 2018 and 2017 are summarized in the table below.

	Three Months Ended March 31,
	2018	2017
Expenses:	(unaudited)
Death claims	$235,374	$291,150
Policyholder benefits	1,127,682	937,401
Increase in policyholder reserves	796,636	402,739
Commissions, net of deferrals	152,157	124,291
Amortization of deferred acquisition costs	90,355	37,764
Amortization of value of business acquired	5,076	-
Salaries & benefits	274,848	178,192
Other operating expenses	473,532	285,766
Total expense	$3,155,660	$2,257,303

Death and other benefits: Death benefits were $235,374 in the three months ended March 31, 2018 compared to $291,150 in 2017, a decrease of $55,776. This decrease is attributable to fewer pre-need claims paid during the quarter. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Policyholder benefits: Policyholder benefits were $1,127,682 in the three months ended March 31, 2018 compared to $937,401 in 2017, an increase of $190,281. The primary driver of this increase is the growth of our assumed business with ULIC and is more than offset by the increased premiums associated with this block of assumed policies.

Increase in policyholder reserves: Policyholder reserves increased $796,636 in the three months ended March 31, 2018, compared to $402,739 in 2017, an increase of $393,897. The increase in policyholder reserves is driven by the growth of our assumed and direct written business.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies. Commissions were $152,157 in the three months ended March 31, 2018, compared to $124,291 in 2017, an increase of $27,866. This increase is due to an increase in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $90,355 in the three months ended March 31, 2018, compared to $37,764 in 2017, an increase of $52,591. The amortization increase is attributable to the growth of our DAC asset related to our reinsurance transaction with ALSC.

Amortization of value of business acquired: The amortization of value of business acquired was $5,076 in the three months ended March 31, 2018. Our initial VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $274,848 for the three months ended March 31, 2018, compared to $178,192 in 2017, an increase of $96,656. Staffing costs have increased due to additional employees acquired with the Northern Plains Merger.

Other expenses: Other operating expenses were $473,532 in the three months ended March 31, 2018, compared to $285,766 in 2017, an increase of $187,766. Operating costs have increased due to expenses associated with the DCLIC acquisition, including additional auditing and actuarial fees and due to increase selling and marketing expenses.

Net Loss: Our net loss was $402,758 in the three months ended March 31, 2018 compared to net loss of $168,748 in the same period of 2017, an increase of $234,010. This increase is primarily attributable to capital gains realized in 2017 and no similar gains in 2018. Our net loss per share increased to $0.05 from $0.03 in 2017, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $39,338,716 as of March 31, 2018, an increase of $350,379 from December 31, 2017. This is primarily the result of the growth of our business, offset by a decrease in the market value of our fixed income securities.

Available for sale fixed maturity securities: As of March 31, 2018, we had available for sale fixed maturity assets of $22,790,101, a decrease of $155,599 from the December 31, 2017 balance of $22,945,700. The decrease is the result of higher interest rates, which lowers the market value of these securities.

Available for sale equity securities: As of March 31, 2018, we had available for sale equity assets of $10,804,019, an increase of $140,504 from the December 31, 2017 balance of $10,663,515. This growth is driven by purchases of equity securities with premium income.

Cash and cash equivalents: As of March 31, 2018, we had cash and cash equivalent assets of $1,171,351, an increase of $519,542 from the December 31, 2017 balance of $651,809. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of March 31, 2018, our investment income due and accrued was $237,932 compared to $214,998 as of December 31, 2017. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of March 31, 2018, our reinsurance related assets were $182,903, a decrease of $66,976 from the December 31, 2017 balance of $249,879. This decrease was driven by a reduction in the amounts receivable on our reinsurance business.

Policy loans: As of March 31, 2018, our policy loans were $32,645, a decrease of $1,330 from the December 31, 2017 balance of $33,975. The decrease is the result of normal loan activity. All of our policy loans were the result of our coinsurance agreement with ALSC and we had no policy loans prior to this transaction.

Deferred acquisition costs, net: As of March 31, 2018, our deferred acquisition costs were $2,901,406, a decrease of $61,651 from the December 31, 2017 balance of $2,963,057. The decrease is the result of amortization of costs deferred on our coinsurance agreement with ALSC.

Value of business acquired, net: As of March 31, 2018 our value of business acquired asset was $595,525, a decrease of $5,076 from the December 31, 2017 balance of $600,601. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC. The decrease is the result of amortization of the asset.

Goodwill: As of March 31, 2018, our goodwill was $277,542 and was unchanged from the December 31, 2017 balance. Goodwill was established as a result of our merger with Northern Plains and we had no previous goodwill balances.

Property, equipment and software, net: As of March 31, 2018 our property, equipment and software assets were $212,272, a decrease of $8,805 from the December 31, 2017 balance of $221,077. This decrease is a result of normal amortization during the period. We did not purchase additional office furniture and equipment in the first quarter of 2018.

Other assets: As of March 31, 2018, our other assets were $133,020, a decrease of $33,164 from the December 31, 2017 balance of $166,184. This decrease was the result of a reduction in our pre-paid assets.

Liabilities. Our total liabilities were $26,590,907 as of March 31, 2018, an increase of $1,538,272 from our December 31, 2017 liability of $25,052,635. This increase is driven by an increase in our policyholder liabilities.

Policy liabilities: Our total policy liabilities as of March 31, 2018 were $26,477,440, an increase of $1,532,063 from the December 31, 2017 balance of $24,945,377. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of March 31, 2018, our accounts payable and accrued expenses were $97,758, a decrease of $624 from the December 31, 2017 balance of $98,382.  This decrease was the result of normal operating activity.

Shareholders’ Equity. Our shareholders’ equity was $12,747,809 as of March 31, 2018, a decrease of $1,187,893 from our December 31, 2017 shareholders’ equity of $13,935,702. The reduction in shareholders’ equity was driven by a reduction in other comprehensive income and our net loss during the period.

Investments and Cash and Cash Equivalents

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$264,998	0.8%	$250,750	0.7%
Corporate bonds	12,234,158	35.2%	12,156,225	35.6%
Municipal bonds	6,215,171	17.9%	6,352,444	18.5%
Redeemable preferred stocks	96,440	0.3%	100,520	0.3%
Mortgage backed and asset backed securities	3,979,334	11.4%	4,085,761	11.9%
Total fixed maturities	22,790,101	65.6%	22,945,700	67.0%
Equities:
Total equities	10,804,019	31.0%	10,663,515	31.1%
Cash and cash equivalents	1,171,351	3.4%	651,809	1.9%
Total	$34,765,471	100.0%	$34,261,024	100.0%

The total value of our investments and cash and cash equivalents increased to $34,765,471 as of March 31, 2018 from $34,621,024 at December 31, 2017, an increase of $504,447. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,184,376	5.2%	$1,185,345	5.2%
AA	8,013,068	35.2%	8,225,461	35.8%
A	4,743,043	20.8%	4,961,276	21.6%
BBB	8,394,840	36.8%	8,108,313	35.3%
BB	254,774	1.1%	265,305	1.2%
Not Rated - Private Placement	200,000	0.9%	200,000	0.9%
Total	$22,790,101	100.0%	$22,945,700	100.0%

Reflecting the high quality of securities maintained by us, 97.9% of all fixed maturity securities were investment grade as of December 31, 2017. As of March 31, 2018, 98.0% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of March 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
After one year through five years	$911,496	$901,495	$612,088	$617,562
After five years through ten years	1,756,916	1,738,030	1,910,307	1,945,454
More than 10 years	16,299,031	16,074,802	15,740,739	16,196,403
Redeemable preferred stocks	99,560	96,440	99,560	100,520
Mortgage backed and asset backed securities	4,046,691	3,979,334	4,077,011	4,085,761
	$23,113,694	$22,790,101	$22,439,705	$22,945,700

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

In addition to capital raising, premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.

Net cash provided by operating activities was $662,185 for the three months ended March 31, 2018. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $987,176. The primary use of cash was the purchase of available for sale securities. Cash provided by financing activities was $844,533. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At March 31, 2018, we had cash and cash equivalents totaling $1,171,351. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the forseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2018, the Company issued 26,833 shares of common stock, for aggregate consideration of $187,831, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

The offering of shares in the above described transaction was self-underwritten and sold through agents of the Company licensed to sell securities in Kansas. Proceeds from the sale of common stock were used to finance the growth of the Company’s life insurance subsidiary and to provide working capital for the Company. The offer and sale of common stock was exempt from registration under Section 3(a)11 of the Securities Act of 1933 for securities offered and sold on a wholly intrastate basis. The shares of common stock were sold only to bona fide residents of the state of Kansas.

During the quarter ended March 31, 2018, the Company issued 19,385 shares of common stock, for aggregate consideration of $135,695, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota will be used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

US Alliance Corporation
(Registrant)
Date	May 14, 2018
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman