Form 10-Q
period 2018-06-30
US Alliance Corp
filed 2018-08-09
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Common stock, $0.10 par value

7,468,262 shares outstanding

as of August 2, 2018

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $23,987,179 and $22,439,705 as of June 30, 2018 and December 31, 2017, respectively)	$23,183,390	$22,945,700
Available for sale equity securities (cost: $11,532,342 and $10,764,072 as of June 30, 2018 and December 31, 2017, respectively)	11,237,472	10,663,515
Policy loans	48,932	33,975
Total investments	34,469,794	33,643,190

Cash and cash equivalents	1,867,891	651,809
Investment income due and accrued	243,756	214,998
Reinsurance related assets	181,112	249,879
Deferred acquisition costs, net	2,871,727	2,963,057
Value of business acquired, net	590,449	600,601
Property, equipment and software, net	208,800	221,077
Goodwill	277,542	277,542
Other assets	132,114	166,184
Total assets	$40,843,185	$38,988,337

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$15,113,995	$13,448,891
Policyholder benefit reserves	13,012,475	11,488,979
Advance premiums	28,428	7,507
Total policy liabilities	28,154,898	24,945,377

Accounts payable and accrued expenses	96,027	98,382
Other liabilities	21,259	8,876
Total liabilities	28,272,184	25,052,635

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,453,287 and 7,310,939 shares as of June 30, 2018 and December 31, 2017, respectively	745,330	731,095
Additional paid-in capital	21,985,207	21,280,437
Accumulated deficit	(9,060,854)	(8,481,268)
Accumulated other comprehensive income (loss)	(1,098,682)	405,438
Total shareholders' equity	12,571,001	13,935,702

Total liabilities and shareholders' equity	$40,843,185	$38,988,337

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Income:
Premium income	$4,874,480	$3,732,570	$2,442,384	$1,982,642
Net investment income	677,123	296,119	365,563	170,099
Net realized gain (loss) on sale of securities	(327)	208,502	(327)	16,097
Other income	15,994	39,455	6,748	19,253
Total income	5,567,270	4,276,646	2,814,368	2,188,091

Expenses:
Death claims	404,212	686,158	168,838	181,480
Policyholder benefits	2,315,779	2,187,150	1,188,097	1,191,959
Increase in policyholder reserves	1,507,612	576,548	710,976	445,127
Commissions, net of deferrals	319,978	265,434	167,821	141,143
Amortization of deferred acquisition costs	210,614	84,225	120,259	46,461
Amortization of value of business acquired	10,152	-	5,076
Salaries & benefits	543,340	383,143	268,492	204,951
Other operating expenses	835,169	608,435	361,637	322,669
Total expense	6,146,856	4,791,093	2,991,196	2,533,790

Net loss	$(579,586)	$(514,447)	$(176,828)	$(345,699)

Net loss per common share, basic and diluted	$(0.08)	$(0.09)	$(0.02)	$(0.06)

Unrealized net holding gains (losses) arising during the period	(1,504,447)	468,246	(515,501)	270,394
Reclassification adjustment for gains included in net income (loss)	327	(208,502)	327	(16,097)
Other comprehensive income (loss)	(1,504,120)	259,744	(515,174)	254,297

Comprehensive loss	$(2,083,706)	$(254,703)	$(692,002)	$(91,402)

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2018 and 2017 (Unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	58,120	5,812	401,028	-	-	406,840
Costs associated with common stock issued	-	-	(147,422)	-	-	(147,422)
Other comprehensive income	-	-	-	259,744	-	259,744
Net loss	-	-	-	-	(514,447)	(514,447)
Balance, June 30, 2017	5,624,063	$562,407	$18,270,769	$499,205	$(7,946,683)	$11,385,698

Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	142,348	14,235	982,201	-	-	996,436
Costs associated with common stock issued	-	-	(277,431)	-	-	(277,431)
Other comprehensive income	-	-	-	(1,504,120)	-	(1,504,120)
Net loss	-	-	-	-	(579,586)	(579,586)
Balance, June 30, 2018	7,453,287	$745,330	$21,985,207	$(1,098,682)	$(9,060,854)	$12,571,001

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(579,586)	$(514,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,610	17,169
Net realized gains on the sale of securities	327	(208,502)
Amortization of investment securities, net	27,965	16,468
Deferred acquisition costs capitalized	(155,219)	(144,069)
Deferred acquisition costs amortized	210,614	84,225
Value of business acquired amortized	10,152	-
Interest credited on deposit type contracts	260,441	63,607
(Increase) decrease in operating assets:
Investment income due and accrued	(28,758)	(6,101)
Reinsurance related assets	68,767	(226)
Other assets	34,070	(249,929)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,523,496	797,659
Advance premiums	20,920	66,399
Other liabilities	12,383	(2,320)
Accounts payable and accrued expenses	(2,355)	73,984
Net cash provided by (used in) operating activities	1,420,827	(6,083)

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(1,758,337)	(2,100,968)
Purchase of equity investments	(768,944)	(3,124,648)
Proceeds from fixed income sales and repayments	183,226	1,532,509
Proceeds from equity sales and repayments	-	1,299,640
Interest on policy loans	(1,156)	-
Increase in policy loans	(13,801)	-
Purchase of property, equipment and software	(5,334)	(6,000)
Net cash used in investing activities	(2,364,346)	(2,399,467)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	2,197,360	1,000,563
Withdrawals on deposit-type contracts	(756,764)	(271,319)
Proceeds received from issuance of common stock, net of costs of issuance	719,005	259,418
Net cash provided by financing activities	2,159,601	988,662

Net increase (decrease) in cash and cash equivalents	1,216,082	(1,416,888)

Cash and Cash Equivalents:
Beginning	651,809	3,145,745
Ending	$1,867,891	$1,728,857

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2019. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2017.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2018, and December 31, 2017, the Company had 7,453,287 and 7,310,939 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended June 30, 2018 and 2017 were 7,389,200 and 5,596,489 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2018 and 2017 were 7,346,064 and 5,579,493 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and six months ended June 30, 2018 and 2017 because all warrants for common shares are anti-dilutive.

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

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  As an emerging growth company, the Company elected to defer implementation of this standard to fiscal years beginning after December 15, 2017. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity for the six months ended June 30, 2018.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.  Investments

The amortized cost and fair value of available for sale and held to maturity investments as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$275,896	$-	$(7,450)	$268,446
Corporate bonds	13,448,349	31,181	(770,236)	12,709,294
Municipal bonds	6,165,877	124,831	(83,643)	6,207,065
Redeemable preferred stock	99,560	-	(1,800)	97,760
Mortgage backed and asset backed securities	3,997,497	9,276	(105,948)	3,900,825
Total fixed maturities	23,987,179	165,288	(969,077)	23,183,390
Equities:
Equities	11,532,342	59,447	(354,317)	11,237,472
Total available for sale	$35,519,521	$224,735	$(1,323,394)	$34,420,862

	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$271,620	$-	$(20,870)	$250,750
Corporate bonds	11,857,191	309,754	(10,720)	12,156,225
Municipal bonds	6,134,323	230,842	(12,721)	6,352,444
Redeemable preferred stock	99,560	960	-	100,520
Mortgage backed and asset backed securities	4,077,011	32,726	(23,976)	4,085,761
Total fixed maturities	22,439,705	574,282	(68,287)	22,945,700
Equities:
Equities	10,764,072	83,346	(183,903)	10,663,515
Total available for sale	$33,203,777	$657,628	$(252,190)	$33,609,215

The amortized cost and fair value of debt securities as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$809,137	$793,989	$612,088	$617,562
After five years through ten years	1,757,227	1,714,964	1,910,307	1,945,454
More than 10 years	17,323,758	16,675,852	15,740,739	16,196,403
Redeemable preferred stocks	99,560	97,760	99,560	100,520
Mortgage backed and asset backed securities	3,997,497	3,900,825	4,077,011	4,085,761
	$23,987,179	$23,183,390	$22,439,705	$22,945,700

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first six months of 2018 and 2017 were $183,226 and $2,832,149 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2018	2017
Gross gains	$530	$227,463
Gross losses	(857)	(18,961)
Net security gains (losses)	$(327)	$208,502

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended June 30, 2018 and 2017 were $155,100 and $2,677,453 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2018	2017
Gross gains	$530	$35,058
Gross losses	(857)	(18,961)
Net security gains (losses)	$(327)	$16,097

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2018
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$268,446	$(7,450)	$-	$-	$268,446	$(7,450)
Corporate bonds	10,910,971	(761,131)	117,414	(9,105)	11,028,385	(770,236)
Municipal bonds	2,773,408	(68,959)	185,316	(14,684)	2,958,724	(83,643)
Redeemable preferred stock	97,760	(1,800)	-	-	97,760	(1,800)
Mortgage backed and asset backed securities	2,714,113	(74,887)	595,949	(31,061)	3,310,062	(105,948)
Total fixed maturities	16,764,698	(914,227)	898,679	(54,850)	17,663,377	(969,077)
Equities:
Equities	8,721,253	(250,840)	1,382,838	(103,477)	10,104,091	(354,317)
Total available for sale	$25,485,951	$(1,165,067)	$2,281,517	$(158,327)	$27,767,468	$(1,323,394)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$(20,870)	$-	$-	$250,750	$(20,870)
Corporate bonds	848,853	(5,733)	121,718	(4,987)	970,571	(10,720)
Municipal bonds	735,257	(5,683)	192,962	(7,038)	928,219	(12,721)
Mortgage backed and asset backed securities	2,056,887	(6,970)	654,936	(17,006)	2,711,823	(23,976)
Total fixed maturities	3,891,747	(39,256)	969,616	(29,031)	4,861,363	(68,287)
Equities:
Equities	7,971,440	(105,946)	1,161,121	(77,957)	9,132,561	(183,903)
Total available for sale	$11,863,187	$(145,202)	$2,130,737	$(106,988)	$13,993,924	$(252,190)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2018 was 128, which represented an unrealized loss of $1,323,394 of the aggregate carrying value of those securities. The 128 securities breakdown as follows: 87 bonds, 31 mortgage and asset backed securities, 4 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, 1 senior loan fund, and 1 common stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.  Fair Value Measurements (Continued)

The following table presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$268,446	$268,446	$-	$-
Corporate bonds	12,709,294	-	12,509,294	200,000
Municipal bonds	6,207,065	-	6,207,065	-
Redeemable preferred stock	97,760	-	97,760	-
Mortgage backed and asset backed securities	3,900,825	-	3,900,825	-
Total fixed maturities	23,183,390	268,446	22,714,944	200,000
Equities:
Equities	11,237,472	11,237,472	-	-
Total	$34,420,862	$11,505,918	$22,714,944	$200,000

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$250,750	$-	$-
Corporate bonds	12,156,225	-	11,956,225	200,000
Municipal bonds	6,352,444	-	6,352,444	-
Redeemable preferred stock	100,520	-	100,520	-
Mortgage backed and asset backed securities	4,085,761	-	4,085,761	-
Total fixed maturities	22,945,700	250,750	22,494,950	200,000
Equities:
Equities	10,663,515	10,663,515	-	-
Total	$33,609,215	$10,914,265	$22,494,950	$200,000

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$1,867,891	$1,867,891	$651,809	$651,809
Investment income due and accrued	243,756	243,756	214,998	214,998
Investments, at fair value	34,469,794	34,469,794	33,643,190	33,643,190
Total Financial Assets	$36,630,373	$36,630,373	$34,509,997	$34,509,997

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$15,113,995	$13,617,789	$13,448,891	$12,508,470
Total Financial Liabilities	$15,113,995	$13,617,789	$13,448,891	$12,508,470

Note 5.  Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended June 30, 2018 and 2017 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $12,053,644 and $11,886,891 as of June 30, 2018 and December 31, 2017, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

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

The Company has evaluated subsequent events through August 9, 2018, the date on which the consolidated financial statements were issued.

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

On August 1, 2017, the Company merged with Northern Plains Capital Corporation (“Northern Plains”) with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company ("DCLIC") which became a wholly owned subsidiary of USALSC.

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

Merger

On May 23, 2017 the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction (the "Merger") closed on July 31, 2017. Northern Plains shareholders received .5841 shares of US Alliance Corporation stock for each share of Northern Plains stock owned. USAC issued 1,644,458 shares of common stock to holders of Northern Plains shares.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 7 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the six months ended June 30, 2018 and 2017 are summarized in the table below.

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Income:
Premium income	$4,874,480	$3,732,570
Net investment income	677,123	296,119
Net realized gain (loss) on sale of securities	(327)	208,502
Other income	15,994	39,455
Total income	$5,567,270	$4,276,646

Insurance revenues for the three months ended June 30, 2018 and 2017 are summarized in the table below.

	Three Months Ended June 30,
	2018	2017
	(unaudited)
Income:
Premium income	$2,442,384	$1,982,642
Net investment income	365,563	170,099
Net realized gain (loss) on sale of securities	(327)	16,097
Other income	6,748	19,253
Total income	$2,814,368	$2,188,091

Premium revenue: Premium revenue for the first six months of 2018 was $4,874,480 compared to $3,732,570 in the first six months of 2017, an increase of $1,141,910. USALSC entered into a coinsurance transaction with American Life and Security Corporation (“ALSC”) effective September 30, 2017. This agreement, along with our acquisition of DCLIC and our organic growth, is the primary driver of the increase in premiums.

Premium revenue for the second quarter of 2018 was $2,442,384 compared to $1,982,642 in the second quarter of 2017, an increase of $459,742. The ALSC coinsurance agreement, along with our acquisition of DCLIC and our organic growth, is the primary driver of the increase in premiums.

Direct, assumed and ceded premiums for the six months ended June 30, 2018 and 2017 are summarized in the following table.

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Direct	$2,308,604	$1,491,444
Assumed	2,849,479	2,315,400
Ceded	(283,603)	(74,274)
Total	$4,874,480	$3,732,570

Direct, assumed and ceded premiums for the three months ended June 30, 2018 and 2017 are summarized in the following table.

	Three Months ended June 30,
	2018	2017
	(unaudited)
Direct	$1,169,237	$748,350
Assumed	1,443,873	1,274,094
Ceded	(170,726)	(39,802)
Total	$2,442,384	$1,982,642

The Company is pursuing new product and distribution opportunities to increase premium production. The acquisition of DCLIC and the reinsurance agreement with ALSC will both increase future premiums.

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Fixed maturities	$467,178	$192,481
Equity securities	246,591	122,692
Cash and short term investments	2,961	1,493
	716,730	316,666
Less investment expenses	(39,607)	(20,547)
	$677,123	$296,119

Net investment income for the first six months of 2018 was $677,123, compared to $296,119 in 2017, an increase of $381,004. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, the Merger with Northern Plains, and our coinsurance agreement with ALSC, as well as an improvement in our book yield.

The components of net investment income for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,
	2018	2017
	(unaudited)
Fixed maturities	$237,534	$99,745
Equity securities	145,886	80,246
Cash and short term investments	2,214	710
	385,634	180,701
Less investment expenses	(20,071)	(10,602)
	$365,563	$170,099

Net investment income for the second quarter of 2018 was $365,563 compared to $170,099 in 2017, an increase of $195,464. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, the Merger with Northern Plains, and our coinsurance agreement with ALSC, as well as an improvement in our book yield.

Net realized losses on investments: Net realized losses on investments for the six months ended June 30, 2018 were $327, compared to gains of $208,502 in 2017, a decrease of $208,829. The decrease in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus in 2017. There was not a similar activity in 2018. Realized gains and losses related to the sale of securities for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2018	2017
Gross gains	$530	$227,463
Gross losses	(857)	(18,961)
Net security gains (losses)	$(327)	$208,502

Net realized losses on investments for the three months ended June 30, 2018 were $327, compared to gains of $16,097 in 2017, a decrease of $16,424. The decrease in realized gains is attributable to fewer investment transactions in the second quarter of 2018. Realized gains and losses related to the sale of securities for the three months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2018	2017
Gross gains	$530	$35,058
Gross losses	(857)	(18,961)
Net security gains (losses)	$(327)	$16,097

Other income: Other income for the six months ended June 30, 2018 was $15,994 compared to $39,455 in 2017, a decrease of $23,461. This decrease is due to the acquisition of DCLIC who was previously a third party administration client. Other income for the three months ended June 30, 2018 was $6,748 compared to $19,253 in 2017, a decrease of $12,505. [Same reason for decrease, or other factors?]

Expenses. Expenses for the six months ended June 30, 2018 and 2017 are summarized in the table below.

	Six Months Ended June 30,
	2018	2017
Expenses:	(unaudited)
Death claims	$404,212	$686,158
Policyholder benefits	2,315,779	2,187,150
Increase in policyholder reserves	1,507,612	576,548
Commissions, net of deferrals	319,978	265,434
Amortization of deferred acquisition costs	210,614	84,225
Amortization of value of business acquired	10,152	-
Salaries & benefits	543,340	383,143
Other operating expenses	835,169	608,435
Total expense	$6,146,856	$4,791,093

Expenses for the three months ended June 30, 2018 and 2017 are summarized in the table below.

	Three Months Ended June 30,
	2018	2017
Expenses:	(unaudited)
Death claims	$168,838	$181,480
Policyholder benefits	1,188,097	1,191,959
Increase in policyholder reserves	710,976	445,127
Commissions, net of deferrals	167,821	141,143
Amortization of deferred acquisition costs	120,259	46,461
Amortization of value of business acquired	5,076	-
Salaries & benefits	268,492	204,951
Other operating expenses	361,637	322,669
Total expense	$2,991,196	$2,533,790

Death and other benefits: Death benefits were $404,212 in the six months ended June 30, 2018 compared to $686,158 in 2017, a decrease of $281,946. This decrease is attributable to fewer pre-need claims paid during 2018. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Death benefits were $168,838 in the three months ended June 30, 2018 compared to $181,480 in 2017, a decrease of $12,642. This decrease is attributable to fewer pre-need claims paid during 2018.

Policyholder benefits: Policyholder benefits were $2,315,779 in the six months ended June 30, 2018 compared to $2,187,150 in 2017, an increase of $128,629. The primary driver of this increase is the growth of interest credited on annuities assumed from ALSC and acquired with Dakota Capital Life.

Policyholder benefits were $1,188,097 in the three months ended June 30, 2018 compared to $1,191,959 in 2017, a decrease of $3,862. There was no significant change in the results when comparing the two quarters.

Increase in policyholder reserves: Policyholder reserves increased to $1,507,612 in the six months ended June 30, 2018, compared to $576,548 in 2017, an increase of $931,064. The increase in policyholder reserves is driven by the growth of our assumed and direct written business.

Policyholder reserves increased to $710,976 in the three months ended June 30, 2018, compared to $445,127 in 2017, an increase of $265,849. The increase in policyholder reserves is driven by the growth of our assumed and direct written business.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions were $319,978 in the six months ended June 30, 2018, compared to $265,434 in 2017, an increase of $54,544. This increase is due to an increase in assumed premiums.

Commissions were $167,821 in the three months ended June 30, 2018, compared to $141,143 in 2017, an increase of $26,678. This increase is due to an increase in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $210,614 in the six months ended June 30, 2018, compared to $84,225 in 2017, an increase of $126,389. The amortization increase is attributable to the growth of our DAC asset related to our reinsurance transaction with ALSC.

The amortization of deferred acquisition costs was $120,259 in the three months ended June 30, 2018, compared to $46,461 in 2017, an increase of $73,798. The amortization increase is attributable to the growth of our DAC asset related to our reinsurance transaction with ALSC.

Amortization of value of business acquired: The amortization of value of business acquired was $10,152 in the six months ended June 30, 2018. Our initial VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years. The amortization of value of business acquired was $5,076 in the three months ended June 30, 2018.

Salaries and benefits: Salaries and benefits were $543,340 for the six months ended June 30, 2018, compared to $383,143 in 2017, an increase of $160,197. Staffing costs have increased due to additional employees acquired with the Northern Plains Merger and due to the growth of our customer service team.

Salaries and benefits were $268,492 for the three months ended June 30, 2018, compared to $204,951 in 2017, an increase of $63,541. Staffing costs have increased due to additional employees acquired with the Northern Plains Merger and due to the growth of our customer service team.

Other expenses: Other operating expenses were $835,169 in the six months ended June 30, 2018, compared to $608,435 in 2017, an increase of $226,734. Operating costs have increased due to expenses associated with the DCLIC acquisition, including additional auditing and actuarial fees and due to increased selling and marketing expenses and information technology costs.

Other operating expenses were $361,637 in the three months ended June 30, 2018, compared to $322,669 in 2017, an increase of $38,968. Operating costs have increased due to expenses associated with the DCLIC acquisition, including additional auditing and actuarial fees and due to increased selling and marketing expenses and information technology costs.

Net Loss: Our net loss was $579,586 in the six months ended June 30, 2018 compared to net loss of $514,447 in the same period of 2017, an increase of $65,139. This increase is primarily attributable to capital gains realized in 2017 and no similar gains in 2018. Our net loss per share decreased to $0.08 from $0.09 in 2017, basic and diluted.

Our net loss was $176,828 in the three months ended June 30, 2018 compared to net loss of $345,699 in the same period of 2017, a decrease of $167,871. This decrease is primarily attributable to the growth of our in-force and assumed business. Our net loss per share decreased to $0.02 from $0.06 in 2017, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $40,843,185 as of June 30, 2018, an increase of $1,854,848 from December 31, 2017. This is primarily the result of the growth of our business, offset by a decrease in the market value of our fixed income securities.

Available for sale fixed maturity securities: As of June 30, 2018, we had available for sale fixed maturity assets of $23,183,390, an increase of $237,690 from the December 31, 2017 balance of $22,945,700. The increase is driven by the purchase of additional assets. The increase is offset by higher interest rates, which lowers the market value of these securities.

Available for sale equity securities: As of June 30, 2018, we had available for sale equity assets of $11,237,472, an increase of $573,957 from the December 31, 2017 balance of $10,663,515. This growth is driven by purchases of equity securities with premium income.

Policy loans: As of June 30, 2018, our policy loans were $48,932, an increase of $14,957 from the December 31, 2017 balance of $33,975. The increase is the result of normal loan activity. All of our policy loans were the result of our coinsurance agreement with ALSC and we had no policy loans prior to this transaction.

Cash and cash equivalents: As of June 30, 2018, we had cash and cash equivalent assets of $1,867,891, an increase of $1,216,082 from the December 31, 2017 balance of $651,809. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of June 30, 2018, our investment income due and accrued was $243,756 compared to $214,998 as of December 31, 2017. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of June 30, 2018, our reinsurance related assets were $181,112, a decrease of $68,767 from the December 31, 2017 balance of $249,879. This decrease was driven by a reduction in the amounts receivable on our reinsurance business.

Deferred acquisition costs, net: As of June 30, 2018, our deferred acquisition costs were $2,871,727, a decrease of $91,330 from the December 31, 2017 balance of $2,963,057. The decrease is the result of amortization of costs deferred on our coinsurance agreement with ALSC.

Value of business acquired, net: As of June 30, 2018 our value of business acquired asset was $590,449, a decrease of $10,152 from the December 31, 2017 balance of $600,601. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC. The decrease is the result of amortization of the asset.

Goodwill: As of June 30, 2018, our goodwill was $277,542 and was unchanged from the December 31, 2017 balance. Goodwill was established as a result of our merger with Northern Plains and we had no previous goodwill balances.

Property, equipment and software, net: As of June 30, 2018 our property, equipment and software assets were $208,800, a decrease of $12,277 from the December 31, 2017 balance of $221,077. This decrease is a result of normal amortization during the period, offset by equipment purchased in the second quarter.

Other assets: As of June 30, 2018, our other assets were $132,114, a decrease of $34,070 from the December 31, 2017 balance of $166,184. This decrease was the result of a reduction in our pre-paid assets.

Liabilities. Our total liabilities were $28,272,184 as of June 30, 2018, an increase of $3,219,549 from our December 31, 2017 liability of $25,052,635. This increase is driven by an increase in our policyholder liabilities.

Policy liabilities: Our total policy liabilities as of June 30, 2018 were $28,154,898, an increase of $3,209,521 from the December 31, 2017 balance of $24,945,377. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of June 30, 2018, our accounts payable and accrued expenses were $96,027, a decrease of $2,355 from the December 31, 2017 balance of $98,382. This decrease is the result of normal operating activity.

Shareholders’ Equity. Our shareholders’ equity was $12,571,001 as of June 30, 2018, a decrease of $1,364,701 from our December 31, 2017 shareholders’ equity of $13,935,702. The reduction in shareholders’ equity was driven by a reduction in other comprehensive income and our net loss during the period.

Investments and Cash and Cash Equivalents

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$268,446	0.7%	$250,750	0.7%
Corporate bonds	12,709,294	35.0%	12,156,225	35.6%
Municipal bonds	6,207,065	17.1%	6,352,444	18.5%
Redeemable preferred stocks	97,760	0.3%	100,520	0.3%
Mortgage backed and asset backed securities	3,900,825	10.8%	4,085,761	11.9%
Total fixed maturities	23,183,390	63.9%	22,945,700	67.0%
Equities:
Equities	11,237,472	31.0%	10,663,515	31.1%
Total equities	11,237,472	31.0%	10,663,515	31.1%
Cash and cash equivalents	1,867,891	5.1%	651,809	1.9%
Total	$36,288,753	100.0%	$34,261,024	100.0%

The total value of our investments and cash and cash equivalents increased to $36,288,753 as of June 30, 2018 from $34,621,024 at December 31, 2017, an increase of $1,667,729. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,182,298	5.1%	$1,185,345	5.2%
AA	7,900,026	34.1%	8,225,461	35.8%
A	4,665,458	20.1%	4,961,276	21.6%
BBB	8,987,781	38.7%	8,108,313	35.3%
BB	247,827	1.1%	265,305	1.2%
Not Rated - Private Placement	200,000	0.9%	200,000	0.9%
Total	$23,183,390	100.0%	$22,945,700	100.0%

Reflecting the high quality of securities maintained by us, 97.9% of all fixed maturity securities were investment grade as of December 31, 2017. As of June 30, 2018, 98.0% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$809,137	$793,989	$612,088	$617,562
After five years through ten years	1,757,227	1,714,964	1,910,307	1,945,454
More than 10 years	17,323,758	16,675,852	15,740,739	16,196,403
Redeemable preferred stocks	99,560	97,760	99,560	100,520
Mortgage backed and asset backed securities	3,997,497	3,900,825	4,077,011	4,085,761
	$23,987,179	$23,183,390	$22,439,705	$22,945,700

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

Net cash provided by operating activities was $1,420,827 for the six months ended June 30, 2018. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $2,364,346. The primary use of cash was the purchase of available for sale securities. Cash provided by financing activities was $2,159,601. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At June 30, 2018, we had cash and cash equivalents totaling $1,867,891. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2018, the Company issued 75,124 shares of common stock, for aggregate consideration of $525,868, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended June 30, 2018, the Company issued 21,006 shares of common stock, for aggregate consideration of $147,042, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1)

3.2.1

Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2).

3.2.2	Amendment to Bylaws of US Alliance Corporation dated June 4, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 7, 2018 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.2.

31.1	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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