Form 10-Q
period 2018-09-30
US Alliance Corp
filed 2018-11-09
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Common stock, $0.10 par value

7,609,423 shares outstanding

as of November 2, 2018

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $25,080,788 and $22,439,705 as of September 30, 2018 and December 31, 2017, respectively)	$24,135,704	$22,945,700
Available for sale equity securities (cost: $11,818,671 and $10,764,072 as of September 30, 2018 and December 31, 2017, respectively)	11,521,657	10,663,515
Policy loans	42,436	33,975
Total investments	35,699,797	33,643,190

Cash and cash equivalents	1,981,829	651,809
Investment income due and accrued	265,766	214,998
Reinsurance related assets	168,926	249,879
Deferred acquisition costs, net	2,829,688	2,963,057
Value of business acquired, net	585,373	600,601
Property, equipment and software, net	199,804	221,077
Goodwill	277,542	277,542
Other assets	100,611	166,184
Total assets	$42,109,336	$38,988,337

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$15,637,161	$13,448,891
Policyholder benefit reserves	13,629,608	11,488,979
Advance premiums	44,933	7,507
Total policy liabilities	29,311,702	24,945,377

Accounts payable and accrued expenses	89,351	98,382
Other liabilities	188,807	8,876
Total liabilities	29,589,860	25,052,635

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,515,492 and 7,310,939 shares as of September 30, 2018 and December 31, 2017, respectively	751,550	731,095
Additional paid-in capital	22,274,765	21,280,437
Accumulated deficit	(9,264,741)	(8,481,268)
Accumulated other comprehensive income	(1,242,098)	405,438
Total shareholders' equity	12,519,476	13,935,702

Total liabilities and shareholders' equity	$42,109,336	$38,988,337

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Income:
Premium income	$6,651,103	$8,902,208	$1,776,623	$5,169,638
Net investment income	1,047,330	485,147	370,207	189,028
Net realized gain (loss) on sale of securities	(327)	435,392	-	226,890
Other income	27,648	40,656	11,654	1,201
Total income	7,725,754	9,863,403	2,158,484	5,586,757

Expenses:
Death claims	633,206	624,864	228,994	152,234
Policyholder benefits	3,056,358	2,609,324	740,579	479,965
Increase in policyholder reserves	2,112,259	5,205,124	604,647	4,357,257
Commissions, net of deferrals	440,391	362,585	120,413	97,151
Amortization of deferred acquisition costs	313,860	136,709	103,246	52,484
Amortization of value of business acquired	15,228	3,384	5,076	3,384
Salaries & benefits	781,952	627,286	238,612	244,143
Other operating expenses	1,155,973	887,230	320,804	278,795
Total expense	8,509,227	10,456,506	2,362,371	5,665,413

Net loss	$(783,473)	$(593,103)	$(203,887)	$(78,656)

Net loss per common share, basic and diluted	$(0.11)	$(0.10)	$(0.03)	$(0.01)

Unrealized net holding gains (losses) arising during the period	(1,647,863)	488,085	(143,416)	19,839
Reclassification adjustment for (gains) losses included in net loss	327	(435,392)	-	(226,890)
Other comprehensive income (loss)	(1,647,536)	52,693	(143,416)	(207,051)

Comprehensive loss	$(2,431,009)	$(540,410)	$(347,303)	$(285,707)

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2018 and 2017 (Unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	85,950	8,595	593,055	-	-	601,650
Costs associated with common stock issued	-	-	(223,394)	-	-	(223,394)
Common Stock issued, Northern Plains Capital Corporation merger	1,644,458	164,446	2,932,934			3,097,380
Other comprehensive income	-	-	-	52,693	-	52,693
Net loss	-	-	-	-	(593,103)	(593,103)
Balance, September 30, 2017	7,296,351	$729,636	$21,319,758	$292,154	$(8,025,339)	$14,316,209

Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	204,553	20,455	1,411,416	-	-	1,431,871
Costs associated with common stock issued	-	-	(417,088)	-	-	(417,088)
Other comprehensive loss	-	-	-	(1,647,536)	-	(1,647,536)
Net loss	-	-	-	-	(783,473)	(783,473)
Balance, September 30, 2018	7,515,492	$751,550	$22,274,765	$(1,242,098)	$(9,264,741)	$12,519,476

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(783,473)	$(593,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,606	26,031
Net realized (gains) losses on the sale of securities	327	(435,392)
Amortization of investment securities, net	42,394	27,429
Deferred acquisition costs capitalized	(216,426)	(204,620)
Deferred acquisition costs amortized	313,860	136,709
Value of business acquired amortized	15,228	3,384
Interest credited on deposit type contracts	409,794	110,097
(Increase) decrease in operating assets:
Investment income due and accrued	(50,768)	9,315
Reinsurance related assets	80,953	(8,294)
Other assets	65,573	(132,357)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,140,629	1,284,750
Advance premiums	37,426	92,016
Other liabilities	5,929	3,600
Accounts payable and accrued expenses	(9,031)	(32,519)
Net cash provided by operating activities	2,079,021	287,046

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(2,756,884)	(4,629,966)
Purchase of equity investments	(1,055,592)	(4,669,164)
Proceeds from fixed income sales and repayments	248,077	3,081,710
Proceeds from equity sales and repayments	-	4,439,235
Interest on policy loans	(1,842)	-
Increase in policy loans	(6,619)	-
Acquisition of Northern Plains Capital Corporation	-	1,079,627
Assumed reinsurance from American Life & Security Corporation	-	6,895,145
Purchase of property, equipment and software	(5,334)	(11,121)
Net cash provided by (used in) investing activities	(3,578,194)	6,185,466

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	2,969,466	1,368,680
Withdrawals on deposit-type contracts	(1,155,056)	(350,116)
Proceeds received from issuance of common stock, net of costs of issuance	1,014,783	378,256
Net cash provided by financing activities	2,829,193	1,396,820

Net increase in cash and cash equivalents	1,330,020	7,869,332

Cash and Cash Equivalents:
Beginning	651,809	3,145,745
Ending	$1,981,829	$11,015,077

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Non-Cash Information
Common stock issued on the acquisition of Northern Plains	$-	$3,097,380
Fixed maturity securities acquired with the Northern Plains acquisition	-	3,006,552
Equity securities acquired with the Northern Plains acquisition	-	1,616,897
Deposit-type contract liabilities acquired with the Northern Plains acquisition	-	2,029,138
Deposit-type contract liabilities assumed from American Life & Security Corp	-	6,193,587
Cost of reinsurance deferred on coinsurance transaction with American Life & Security Corp	-	2,861,450

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

The Company began offering third party administrative (“TPA”) services in 2015. TPA agreements generate fee income for the Company. The Company had a TPA agreement in place with DCLIC through August 1, 2017, when the Company purchased DCLIC. While the agreement is still in place, the agreement is intercompany subsequent to the purchase and is eliminated as a part of the consolidation of the financial statements of the companies.   The Company has been able to perform its TPA services using existing resources.

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

The results of operation for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2017.

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

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Oklahoma, and Nebraska. Dakota Capital Life Insurance Company is authorized to operate in the states of North Dakota and South Dakota.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2018, and December 31, 2017, the company had 7,515,492 and 7,310,939 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended September 30, 2018 and 2017 were 7,474,022 and 6,181,492 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2018 and 2017 were 7,368,451 and 5,698,514 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and nine months ended September 30, 2018 and 2017.

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

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2017. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity for the nine months ended September 30, 2018.

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

Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Reporting entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The updated guidance is effective for annual and interim periods beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts.” ASU 2018-12 requires periodic reassessment of actuarial and discount rate assumptions used in the valuation of policyholder liabilities and deferred acquisition costs arising from the issuance of long-duration insurance and reinsurance contracts, with the effects of changes in cash flow assumptions reflected in earnings and the effects of changes in discount rate assumptions reflected in other comprehensive income. Under current accounting guidance, the actuarial and discount rate assumptions are set at the contract inception date and not subsequently changed, except under limited circumstances. ASU 2018-12 also requires new disclosures and is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$277,558	$-	$(26,952)	$250,606
Corporate bonds	14,210,555	40,570	(737,343)	13,513,782
Municipal bonds	6,563,729	76,687	(173,557)	6,466,859
Redeemable preferred stock	99,560	-	(5,560)	94,000
Mortgage backed and asset backed securities	3,929,386	8,899	(127,828)	3,810,457
Total fixed maturities	25,080,788	126,156	(1,071,240)	24,135,704
Equities:
Equities	11,818,671	69,437	(366,451)	11,521,657
Total available for sale	$36,899,459	$195,593	$(1,437,691)	$35,657,361

	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$271,620	$-	$(20,870)	$250,750
Corporate bonds	11,857,191	309,754	(10,720)	12,156,225
Municipal bonds	6,134,323	230,842	(12,721)	6,352,444
Redeemable preferred stock	99,560	960	-	100,520
Mortgage backed and asset backed securities	4,077,011	32,726	(23,976)	4,085,761
Total fixed maturities	22,439,705	574,282	(68,287)	22,945,700
Equities:
Equities	10,764,072	83,346	(183,903)	10,663,515
Total available for sale	$33,203,777	$657,628	$(252,190)	$33,609,215

The amortized cost and fair value of debt securities as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$858,351	$847,014	$612,088	$617,562
After five years through ten years	1,804,441	1,753,743	1,910,307	1,945,454
More than 10 years	18,389,050	17,630,490	15,740,739	16,196,403
Redeemable preferred stocks	99,560	94,000	99,560	100,520
Mortgage backed and asset backed securities	3,929,386	3,810,457	4,077,011	4,085,761
	$25,080,788	$24,135,704	$22,439,705	$22,945,700

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first nine months of 2018 and 2017 were $248,077 and $7,520,945 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2018	2017
Gross gains	$530	$486,523
Gross losses	(857)	(51,131)
Net security gains (losses)	$(327)	$435,392

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended September 30, 2018 and 2017 were $64,851 and $4,688,796 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2018	2017
Gross gains	$-	$259,061
Gross losses	-	(32,171)
Net security gains	$-	$226,890

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2018
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$250,606	$(26,952)	$-	$-	$250,606	$(26,952)
Corporate bonds	11,573,963	(716,537)	217,784	(20,806)	11,791,747	(737,343)
Municipal bonds	3,649,017	(149,490)	328,873	(24,067)	3,977,890	(173,557)
Redeemable preferred stock	94,000	(5,560)	-	-	94,000	(5,560)
Mortgage backed and asset backed securities	2,406,729	(75,309)	966,887	(52,519)	3,373,616	(127,828)
Total fixed maturities	17,974,315	(973,848)	1,513,544	(97,392)	19,487,859	(1,071,240)
Equities:
Equities	7,378,410	(219,272)	2,380,223	(147,179)	9,758,633	(366,451)
Total available for sale	$25,352,725	$(1,193,120)	$3,893,767	$(244,571)	$29,246,492	$(1,437,691)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$(20,870)	$-	$-	$250,750	$(20,870)
Corporate bonds	848,853	(5,733)	121,718	(4,987)	970,571	(10,720)
Municipal bonds	735,257	(5,683)	192,962	(7,038)	928,219	(12,721)
Mortgage backed and asset backed securities	2,056,887	(6,970)	654,936	(17,006)	2,711,823	(23,976)
Total fixed maturities	3,891,747	(39,256)	969,616	(29,031)	4,861,363	(68,287)
Equities:
Equities	7,971,440	(105,946)	1,161,121	(77,957)	9,132,561	(183,903)
Total available for sale	$11,863,187	$(145,202)	$2,130,737	$(106,988)	$13,993,924	$(252,190)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2018 was 143, which represented an unrealized loss of $1,437,691 of the aggregate carrying value of those securities. The 143 securities breakdown as follows: 100 bonds, 33 mortgage and asset backed securities, 4 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, 1 senior loan fund, and 1 common stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.     Fair Value Measurements (Continued)

The following table presents the amounts of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$250,606	$250,606	$-	$-
Corporate bonds	13,513,782	-	13,313,782	200,000
Municipal bonds	6,466,859	-	6,466,859	-
Redeemable preferred stock	94,000	-	94,000	-
Mortgage backed and asset backed securities	3,810,457	-	3,810,457	-
Total fixed maturities	24,135,704	250,606	23,685,098	200,000
Equities:
Equities	11,521,657	11,521,657	-	-
Total	$35,657,361	$11,772,263	$23,685,098	$200,000

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$250,750	$-	$-
Corporate bonds	12,156,225	-	11,956,225	200,000
Municipal bonds	6,352,444	-	6,352,444	-
Redeemable preferred stock	100,520	-	100,520	-
Mortgage backed and asset backed securities	4,085,761	-	4,085,761	-
Total fixed maturities	22,945,700	250,750	22,494,950	200,000
Equities:
Equities	10,663,515	10,663,515	-	-
Total	$33,609,215	$10,914,265	$22,494,950	$200,000

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$1,981,829	$1,981,829	$651,809	$651,809
Investment income due and accrued	265,766	265,766	214,998	214,998
Investments, at fair value	35,699,797	35,699,797	33,643,190	33,643,190
Total Financial Assets	$37,947,392	$37,947,392	$34,509,997	$34,509,997

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$15,637,161	$13,745,313	$13,448,891	$12,508,470
Total Financial Liabilities	$15,637,161	$13,745,313	$13,448,891	$12,508,470

Note 5.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended September 30, 2018 and 2017 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $12,161,905 and $11,886,891 as of September 30, 2018 and December 31, 2017, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

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

On October 11, 2018 the Company entered into a Stock Purchase Agreement to purchase all of the outstanding shares of Great Western Life Insurance Company (“GWLIC”) from Great Western Insurance Company, a wholly-owned subsidiary of American Enterprise Group, Inc. Pending Montana regulatory approval this transaction will provide our group of companies with a Montana domiciled life insurance company which has not issued any life insurance policies since 1974. GWLIC has total assets of approximately $2.2 million and statutory capital and surplus of approximately $1.7 million. The Company will pay $500,000 to acquire the outstanding shares of GWLIC.

The Company has evaluated subsequent events through November 9, 2018, the date on which the consolidated financial statements were issued.

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

We have a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security, or it is more likely than not that we would be required to sell a security, prior to the recovery of the amortized cost. New England Asset Management, our investment manager, provides support to the Company in making these determinations.

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

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 9 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the nine months ended September 30, 2018 and 2017 are summarized in the table below.

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Income:
Premium income	$6,651,103	$8,902,208
Net investment income	1,047,330	485,147
Net realized gain (loss) on sale of securities	(327)	435,392
Other income	27,648	40,656
Total income	$7,725,754	$9,863,403

USALSC entered into a coinsurance transaction with American Life and Security Corporation (“ALSC”) effective September 30, 2017. The agreement resulted in a one-time premium revenue of approximately $3.9 million in the third quarter of 2017, which is the driver of this decrease in revenue for the same period in 2018. Absent this one-time revenue in 2017, our 2018 revenues increased by $1,717,253 or 29% as compared to 2017.

Insurance revenues for the three months ended September 30, 2018 and 2017 are summarized in the table below.

	Three Months Ended September 30,
	2018	2017
	(unaudited)
Income:
Premium income	$1,776,623	$5,169,638
Net investment income	370,207	189,028
Net realized gain on sale of securities	-	226,890
Other income	11,654	1,201
Total income	$2,158,484	$5,586,757

Absent the one-time premium revenue associated with our ALSC agreement in 2017, our third quarter 2018 revenues increased by $461,887, or 35%, as compared to third quarter of 2017 revenues.

Premium revenue: Premium revenue for the first nine months of 2018 was $6,651,103 compared to $8,902,208 in the first nine months of 2017, a decrease of $2,251,105. The ALSC agreement resulted in a one-time premium revenue of approximately $3.9 million in 2017, which is the driver of this decrease in revenue. The decrease is offset by the growth of our direct and on-going assumed premiums. Absent this one-time premium in 2017, our premiums during the first nine months of 2018 increased by $1,603,797, or 32%, as compared to 2017.

Direct, assumed and ceded premiums for the nine months ended September 30, 2018 and 2017 are summarized in the following table.

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Direct	$3,401,876	$2,422,907
Assumed	3,689,412	6,639,092
Ceded	(440,185)	(159,791)
Total	$6,651,103	$8,902,208

Premium revenue for the third quarter of 2018 was $1,776,623 compared to $5,169,638 in the third quarter of 2017, a decrease of $3,393,015. The ALSC agreement resulted in a one-time premium revenue of approximately $3.9 million in 2017. The decrease is offset by the growth of our direct and on-going assumed premiums. Absent this one-time premium in 2017, our third quarter 2018 premiums increased by $461,889, or 52%, as compared to 2017.

Direct, assumed and ceded premiums for the three months ended September 30, 2018 and 2017 are summarized in the following table.

	Three Months ended September 30,
	2018	2017
	(unaudited)
Direct	$1,093,272	$931,463
Assumed	839,933	4,323,692
Ceded	(156,582)	(85,517)
Total	$1,776,623	$5,169,638

The Company is pursuing new product and distribution opportunities to continue to increase premium production. The acquisition of DCLIC and the reinsurance agreement with ALSC both increase future premiums.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Fixed maturities	$712,841	$306,614
Equity securities	387,221	213,920
Cash and short term investments	7,485	3,730
	1,107,547	524,264
Less investment expenses	(60,217)	(39,117)
	$1,047,330	$485,147

Net investment income for the first nine months of 2018 was $1,047,330, compared to $485,147 in 2017, an increase of $562,183 or 116%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, the Merger with Northern Plains, and our coinsurance agreement with ALSC, and an improvement in our book yield.

The components of net investment income for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,
	2018	2017
	(unaudited)
Fixed maturities	$245,663	$114,132
Equity securities	140,630	91,228
Cash and short term investments	4,524	2,238
	390,817	207,598
Less investment expenses	(20,610)	(18,570)
	$370,207	$189,028

Net investment income for the third quarter of 2018 was $370,207 compared to $189,028 in 2017, an increase of $181,179. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, the Merger with Northern Plains, and our coinsurance agreement with ALSC, as well as an improvement in our book yield.

Net realized gains (losses) on investments: Net realized losses on investments for the nine months ended September 30, 2018 were $327, compared to gains of $435,392 in 2017, a decrease of $435,719. The decrease in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus in 2017 as well as liquidating an equity portfolio to fund the ALSC transaction in 2017. There was not a similar activity in 2018. Realized gains and losses related to the sale of securities for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2018	2017
Gross gains	$530	$486,523
Gross losses	(857)	(51,131)
Net security gains (losses)	$(327)	$435,392

There were no net realized gains on investments for the three months ended September 30, 2018, compared to gains of $226,890 in 2017, a decrease of $226,890. The decrease in realized gains is attributable to the repositioning of the DCLIC portfolio acquired in 2017. Realized gains and losses related to the sale of securities for the three months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2018	2017
Gross gains	$-	$259,061
Gross losses	-	(32,171)
Net security gains	$-	$226,890

Other income: Other income for the nine months ended September 30, 2018 was $27,648 compared to $40,656 in 2017, a decrease of $13,008. This decrease is due to the acquisition of DCLIC who was previously a third party administration client. Other income for the three months ended September 30, 2018 was $11,654 compared to $1,201 in 2017, an increase of $10,453.

Expenses. Expenses for the nine months ended September 30, 2018 and 2017 are summarized in the table below.

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Expenses:
Death claims	$633,206	$624,864
Policyholder benefits	3,056,358	2,609,324
Increase in policyholder reserves	2,112,259	5,205,124
Commissions, net of deferrals	440,391	362,585
Amortization of deferred acquisition costs	313,860	136,709
Amortization of value of business acquired	15,228	3,384
Salaries & benefits	781,952	627,286
Other operating expenses	1,155,973	887,230
Total expense	$8,509,227	$10,456,506

Expenses for the three months ended September 30, 2018 and 2017 are summarized in the table below.

	Three Months Ended September 30,
	2018	2017
	(unaudited)
Expenses:
Death claims	$228,994	$152,234
Policyholder benefits	740,579	479,965
Increase in policyholder reserves	604,647	4,357,257
Commissions, net of deferrals	120,413	97,151
Amortization of deferred acquisition costs	103,246	52,484
Amortization of value of business acquired	5,076	3,384
Salaries & benefits	238,612	244,143
Other operating expenses	320,804	278,795
Total expense	$2,362,371	$5,665,413

Death and other benefits: Death benefits were $633,206 in the nine months ended September 30, 2018 compared to $624,864 in 2017, an increase of $8,342. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $228,994 in the three months ended September 30, 2018 compared to $152,234 in 2017, an increase of $76,760. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $3,056,358 in the nine months ended September 30, 2018 compared to $2,609,324 in 2017, an increase of $447,034. The primary driver of this increase is the growth of interest credited on annuities from ALSC and acquired with Dakota Capital Life.

Policyholder benefits were $740,579 in the three months ended September 30, 2018 compared to $479,965 in 2017, an increase of $260,614. The primary driver of this increase is the growth of interest credited on annuities assumed from ALSC and acquired with Dakota Capital Life as well as the growth in benefits from Unified Life.

Increase in policyholder reserves: Policyholder reserves increased $2,112,259 in the nine months ended September 30, 2018, compared to $5,205,124 in 2017, a decrease of $3,092,865. The decrease is driven by a one-time increase in reserves of approximately $3.9 million in 2017 as a result of our ALSC coinsurance transaction and is fully offset by the one-time assumed premium revenue associated with this transaction.

Policyholder reserves increased $604,647 in the three months ended September 30, 2018, compared to $4,357,257 in 2017, a decrease of $3,752,610. The decrease is driven by a one-time increase in reserves of approximately $3.9 million in 2017 as a result of our ALSC coinsurance transaction and is fully offset by the one-time assumed premium revenue associated with this transaction.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $440,391 in the nine months ended September 30, 2018, compared to $362,585 in 2017, an increase of $77,806. This increase is due to an increase in premiums.

Commissions, net of deferrals, were $120,413 in the three months ended September 30, 2018, compared to $97,151 in 2017, an increase of $23,262. This increase is due to an increase in premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $313,860 in the nine months ended September 30, 2018, compared to $136,709 in 2017, an increase of $177,151. The amortization increase is attributable to the growth of our deferred acquisition cost asset related to our reinsurance transaction with ALSC.

The amortization of deferred acquisition costs was $103,246 in the three months ended September 30, 2018, compared to $52,484 in 2017, an increase of $50,762. The amortization increase is attributable to the growth of our deferred acquisition cost asset related to our reinsurance transaction with ALSC.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $15,228 in the nine months ended September 30, 2018. Our VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years. The amortization of value of business acquired was $5,076 in the three months ended September 30, 2018.

Salaries and benefits: Salaries and benefits were $781,952 for the nine months ended September 30, 2018, compared to $627,286 in 2017, an increase of $154,666. Staffing costs increased due to additional staffing acquired with the Northern Plains Merger and the growth of our customer service team.

Salaries and benefits were $238,612 for the three months ended September 30, 2018, compared to $244,143 in 2017, a decrease of $5,531. There was no significant change from the prior period.

Other expenses: Other operating expenses were $1,155,973 in the nine months ended September 30, 2018, compared to $887,230 in 2017, an increase of $268,743. Operating costs have increased due to expenses associated with the DCLIC acquisition, including additional auditing and actuarial fees, increased information technology costs, and selling and marketing expenses.

Other operating expenses were $320,804 in the three months ended September 30, 2018, compared to $278,795 in 2017, an increase of $42,009. Operating costs have increased due to expenses associated with the DCLIC acquisition, including additional auditing and actuarial fees, and increased information technology costs and selling and marketing expenses.

Net Loss: Our net loss was $783,473 in the nine months ended September 30, 2018 compared to net loss of $593,103 in the same period of 2017, an increase of $190,370. Our net loss per share increased to $0.11 from $0.10 in 2017, basic and diluted. This increase is primarily attributable to capital gains realized in 2017 and no similar gains in 2018 partially offset by increasing margins on our life insurance business. The 2017 capital gains were attributable to the repositioning of an equity portfolio from a market return focus to an income focus and liquidating an equity portfolio to fund the ALSC transaction. Without capital gains, our 2017 loss per share would have been $0.19.

Our net loss was $203,887 in the three months ended September 30, 2018 compared to net loss of $78,656 in the same period of 2017, an increase of $125,231. Our net loss per share increased to $0.03 from $0.01 in 2017, basic and diluted. This increase is primarily attributable to capital gains realized in 2017 and no similar gains in 2018 partially offset by increasing margins on our life insurance business. The 2017 capital gains were attributable to liquidating an equity portfolio to fund the ALSC transaction. Without capital gains, our third quarter 2017 loss per share would have been $0.05.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $42,109,336 as of September 30, 2018, an increase of $3,120,999 from December 31, 2017. This is primarily the result of the growth of our business, offset by a decrease in the market value of our fixed income securities.

Available for sale fixed maturity securities: As of September 30, 2018, we had available for sale fixed maturity assets of $24,135,704, an increase of $1,190,004 from the December 31, 2017 balance of $22,945,700. The increase is driven by the purchase of additional assets. The increase is offset by higher interest rates, which lowers the market value of these securities. If we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.

Available for sale equity securities: As of September 30, 2018, we had available for sale equity assets of $11,521,657, an increase of $858,142 from the December 31, 2017 balance of $10,663,515. This growth is driven by purchases of equity securities with premium income.

Policy loans: As of September 30, 2018, our policy loans were $42,436, an increase of $8,461 from the December 31, 2017 balance of $33,975. The increase is the result of normal loan activity. All of our policy loans were the result of our coinsurance agreement with ALSC and we had no policy loans prior to this transaction.

Cash and cash equivalents: As of September 30, 2018, we had cash and cash equivalent assets of $1,981,829, an increase of $1,330,020 from the December 31, 2017 balance of $651,809. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of September 30, 2018, our investment income due and accrued was $265,766 compared to $214,998 as of December 31, 2017. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of September 30, 2018, our reinsurance related assets were $168,926, a decrease of $80,953 from the December 31, 2017 balance of $249,879. This decrease was driven by a reduction in the amounts receivable on our reinsurance business.

Deferred acquisition costs, net: As of September 30, 2018, our deferred acquisition costs were $2,829,688, a decrease of $133,369 from the December 31, 2017 balance of $2,963,057. The decrease is the result of amortization of costs deferred on our coinsurance agreement with ALSC.

Value of business acquired, net: As of September 30, 2018, our value of business acquired asset was $585,373, a decrease of $15,228 from the December 31, 2017 balance of $600,601. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC. The decrease is the result of amortization of the asset.

Goodwill: As of September 30, 2018, our goodwill was $277,542 and was unchanged from the December 31, 2017 balance. Goodwill was established as a result of our Merger with Northern Plains.

Property, equipment and software, net: As of September 30, 2018, our property, equipment and software assets were $199,804, a decrease of $21,273 from the December 31, 2017 balance of $221,077. This decrease is a result of normal amortization during the period, offset by equipment purchased in the second quarter.

Other assets: As of September 30, 2018, our other assets were $100,611, a decrease of $65,573 from the December 31, 2017 balance of $166,184. This decrease was the result of a reduction in our pre-paid assets.

Liabilities. Our total liabilities were $29,589,860 as of September 30, 2018, an increase of $4,537,225 from our December 31, 2017 liability of $25,052,635. This increase is driven by an increase in our policyholder liabilities.

Policy liabilities: Our total policy liabilities as of September 30, 2018 were $29,311,702, an increase of $4,366,325 from the December 31, 2017 balance of $24,945,377. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of September 30, 2018, our accounts payable and accrued expenses were $89,351, a decrease of $9,031 from the December 31, 2017 balance of $98,382. This decrease is the result of normal operating activity.

Other liabilities: As of September 30, 2018, our other liabilities were $188,807, an increase of $179,931 from the December 31, 2017 balance of $8,876. This increase is the result of a securities payable at September 30, 2018.

Shareholders’ Equity. Our shareholders’ equity was $12,519,476 as of September 30, 2018, a decrease of $1,416,226 from our December 31, 2017 shareholders’ equity of $13,935,702. The reduction in shareholders’ equity was driven by a reduction in other comprehensive income and our net loss during the period. Other comprehensive income consists of the unrealized gains and losses on our investment portfolio. The reduction in other comprehensive income is the result of higher interest rates which lowers the market value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$250,606	0.7%	$250,750	0.7%
Corporate bonds	13,513,782	35.9%	12,156,225	35.6%
Municipal bonds	6,466,859	17.2%	6,352,444	18.5%
Redeemable preferred stocks	94,000	0.2%	100,520	0.3%
Mortgage backed and asset backed securities	3,810,457	10.1%	4,085,761	11.9%
Total fixed maturities	24,135,704	64.1%	22,945,700	67.0%
Equities:
Equities	11,521,657	30.6%	10,663,515	31.1%
Total equities	11,521,657	30.6%	10,663,515	31.1%
Cash and cash equivalents	1,981,829	5.3%	651,809	1.9%
Total	$37,639,190	100.0%	$34,261,024	100.0%

The total value of our investments and cash and cash equivalents increased to $37,639,190 as of September 30, 2018 from $34,261,024 at December 31, 2017, an increase of $3,378,166. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,159,858	4.8%	$1,185,345	5.2%
AA	7,864,998	32.6%	8,225,461	35.8%
A	4,735,191	19.6%	4,961,276	21.6%
BBB	9,930,761	41.2%	8,108,313	35.3%
BB	244,896	1.0%	265,305	1.2%
Not Rated - Private Placement	200,000	0.8%	200,000	0.9%
Total	$24,135,704	100.0%	$22,945,700	100.0%

Reflecting the high quality of securities maintained by us, 97.9% of all fixed maturity securities were investment grade as of December 31, 2017. As of September 30, 2018, 98.2% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
After one year through five years	$858,351	$847,014	$612,088	$617,562
After five years through ten years	1,804,441	1,753,743	1,910,307	1,945,454
More than 10 years	18,389,050	17,630,490	15,740,739	16,196,403
Redeemable preferred stocks	99,560	94,000	99,560	100,520
Mortgage backed and asset backed securities	3,929,386	3,810,457	4,077,011	4,085,761
	$25,080,788	$24,135,704	$22,439,705	$22,945,700

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

We attempt to mitigate our exposure to adverse interest rate movements through the structuring of our fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, management believes it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

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

Premium income, deposits to policyholder account balances, investment income, and capital raising are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.

Net cash provided by operating activities was $2,079,021 for the nine months ended September 30, 2018. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $3,578,194. The primary use of cash was the purchase of available for sale securities. Cash provided by financing activities was $2,829,193. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At September 30, 2018, we had cash and cash equivalents totaling $1,981,829. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of our insurance subsidiary is uncertain and will require additional capital if it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2018, the Company issued 12,065 shares of common stock, for aggregate consideration of $84,455, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended September 30, 2018, the Company issued 50,140 shares of common stock, for aggregate consideration of $350,980, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

3.2.2	Amendment to Bylaws of US Alliance Corporation dated June 4, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 7, 2018 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.2.

10.1	Stock Purchase Agreement dated October 11, 2018 between the Company and Great Western Insurance Company (filed as Exhibit 10.1 to the Company's Curretn Report of Form 8-K filed on October 16, 2018 (File No. 000-55627) is incorporated herein by reference as Exhibit 10.1.

31.1	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS** XBRL Instance

101.SCH** XBRL Taxonomy Extension Schema

101.CAL** XBRL Taxonomy Extension Calculation

101.DEF** XBRL Taxonomy Extension Definition

101.LAB** XBRL Taxonomy Extension Labels

101.PRE** XBRL Taxonomy Extention Presentation

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