Form 10-K
period 2018-12-31
US Alliance Corp
filed 2019-02-21
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
						Emerging growth company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

[As of February 4, 2019 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.]

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of February 4, 2019, 7,677,252 shares of our common stock were outstanding.

Documents Incorporated By Reference

[Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2018 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.]

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

USAC has five wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was formed June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was formed April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was formed April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana (USALSC-Montana) was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC. Unless the context otherwise indicates, references in this registration statement to "we", "us", "our", or the "Company" refer collectively to USAC and its subsidiaries.

We initially capitalized our subsidiaries with proceeds from intrastate public offering(s) registered by qualification with the office of Kansas Securities Commissioner.

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

DCLIC received a Certificate of Authority from the North Dakota Insurance Department ("NDID") effective January 24, 2012. DCLIC currently offers the following eight product categories:

Prarie Term Life Series®, Registered Trademark No 5,266,633. This series of products include a simplified issue term life insurance product is designed to provide coverage with a face value of $250,000 or less and a fully underwritten term life insurance product designed to provide coverage for higher face amounts.

Accumulator Whole Life. This is a hybrid product featuring a limited pay whole life insurance policy and a flexible premium deferred annuity rider.

Frontier Whole Life. This is a traditional whole life insurance product designed to provide permanent coverage with a limited premium paying period. This product is sold with death benefits typically ranging from $25,000 to $100,000.

Little Missouri Juvenile Series®, Registered Trademark No. 5,271,811. This product is term life insurance to age 25 available for purchase on children up to the age of 16 in an amount of $10,000 or $20,000 with a one-time premium payment.

Badlands Annuity Series®, Registered Trademark No. 5,266,632. This product is a flexible premium deferred annuity with initial rates guaranteed for five years by company practice.

Peace Garden Pre-Need Series®, Registered Trademark No. 5,271,810. This series of products includes a single or multiple pay premium pre-need whole life insurance policy sold by funeral directors who are licensed by the NDID in conjunction with a preplanned funeral. This product is typically sold with smaller death benefits than our traditional Frontier Whole Life.

Dakota Group Series®, Registered Trademark No. 5,402,079. This is a series of group non-medical insurance products developed for the small group marketplace. These products are sold to employers and provide benefits for their employees. Our group suite of products includes group term life insurance, group long term disability, and group short term disability.

Critical Illness. This individual policy provides cash benefits to the insured should certain defined illnesses or injuries occur.

USALSC-Montana is not marketing products at this time.

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 62% of 2018 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 24% of 2018 direct premium revenue. Our group products accounted for 14% of 2018 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or it’s subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2018, USALSC assumed premiums of $3,770,426.

On September 1, 2015, USALSC entered into an agreement to provide certain insurance administrative functions, data processing systems, daily operational services, management consulting, and marketing development to Dakota Capital Life Insurance Company. This agreement has an initial term of 60 months (beginning on September 1, 2015), and requires 90-day advance written notice to terminate. In addition, the agreement requires that certain products will be exclusively administered by USALSC and administrative services with respect to such products may not be transferred without our consent. The agreement provides for monthly settlement. On August 1, 2017, DCLIC became a wholly-owned subsidiary of USALSC as described below. Subsequent to the acquisition of DCLIC, this agreement became an inter-company agreement and is eliminated as a part of the consolidation of the financial statements of the companies.

On August 1, 2017 the Company acquired NPCC pursuant to a Plan and Agreement of Merger dated May 23, 2017, under which Alliance Merger Sub, Inc. (“Acquisition”), a wholly owned subsidiary of the Company, merged with and into Northern Plains (“Merger”) with Acquisition being the surviving company. Pursuant to the agreement, the Company exchanged .5841 shares of the Company’s common stock for each share of Northern Plains common stock, or 1,644,458 shares. Subsequent to the merger, Acquisition was merged into the Company and DCLIC was contributed to USALSC.

On September 30, 2017, USALSC entered into a coinsurance agreement with American Life and Security Corporation (“ALSC”) to assume 100% of a certain block of life insurance policies. USALSC is also the servicer of this block of policies. USALSC paid a ceding commission of $1,850,000 and received $7,153,663 from ALSC. The agreement will remain in effect until all liabilities associated with this block of policies have been satisfied.

On December 14, 2018, USALSC acquired Great Western Life Insurance Company ("GWLIC") pursuant to a Stock Purchase agreement entered into on October 11, 2018 with Great Western Insurance Company, a wholly-owned subsidiary of American Enterprise Group, Inc. USALSC paid $500,000 to acquire all outstanding shares of GWLIC. Subsequent to the acquisition, GWLIC was renamed US Alliance Life and Security Company – Montana.

USAC uses the actuarial firm of Miller & Newberg to provide valuation, pricing and illustration actuarial services for USALSC and DCLIC.

Investments – USAC and USAIC contracted in 2013 with New England Asset Management (NEAM), a Berkshire Hathaway subsidiary, to manage the investments of USALSC and a portion of the investments of USAC. USALSC, DCLIC and USALSC-Montana have investment management agreements with USAIC, who has a sub-advisory agreement with NEAM. DCLIC was added to this agreement on August 1, 2017 and USALSC-Montana was added to this agreement on December 14, 2018. The investment parameters are determined by Kansas law, the KID, the North Dakota Insurance Department, and the Montana Insurance Department, as well as the internal investment policies of USALSC, DCLIC, USALSC-Montana and USAC.

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

The following summarizes USAC’s Investment Policy, effective September 13, 2018 as amended:

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

Collateral Loans - loans secured by collateral consisting of a pledge of bonds, mortgages, securities, stock or other indebtedness.

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

Reporting. The President, CEO, or their respective designees shall provide monthly reports to the Board of Directors reflecting the securities purchased and sold during the quarter, securities held at the end of the quarter, current benchmarks and an overall evaluation of the portfolio's investment performance.

Marketing and Distribution - USALSC and DCLIC use independent consultants, shareholders, and referrals to market its products and build distribution channels among funeral homes, banks, accountants, independent insurance agencies, agents, insurance brokerage firms, business owners and other distribution channels as opportunities arise. USALSC and DCLIC workswith other insurance companies who have captive or non-captive agents to broaden their product offerings.

Employees - As of December 31, 2018, USAC and its subsidiaries have fourteen full-time employees and one part-time employee.

Reports to Security Holders - We provide reports to our stockholders, along with our audited year-end financial statements. In addition, all periodic reports and other information we file with the U.S. Securities and Exchange Commission (the “SEC”) are available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N E, Washington, D C 20549.

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

Implications of Emerging Growth Company Status - As a company with less than $1 billion in revenue in our last fiscal year, we are defined as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act. We will retain “emerging growth company” status until the earliest of:

• The last day of the fiscal year during which our annual revenues are equal to or exceed $1 billion;

• The last day of the fiscal year following the fifth anniversary of our first sale of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”);

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

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $75 million, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company we are not required to:

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

Risks Associated with an Investment in USAC Stock

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. Our significant material risks are set forth below:

SHARE OWNERSHIP RISK - An investment in our voting common stock is speculative. Shares of our voting common stock constitute a high-risk investment in a developing business that has incurred losses to date and expects to continue to incur losses for several years. No assurance or guaranty can be given that any of the potential benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting Common Stock. The entire value of the shares of USAC Common Stock may be lost.

OPERATING RISK - We face all of the risks inherent in establishing a new business, including limited capital, challenging product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and costs of marketing or advertising. There can be no assurance that our life insurance operations will be successful. The likelihood of any success must be considered in light of our history of operations and operating losses incurred to date. These risks make it difficult to accurately predict our future revenues or results of operations. As a result, our financial results may fluctuate. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

LIQUIDITY RISK – Although USAC is a public company, there is no public market for USAC Common Stock, and there is no assurance that one will develop or be sustained, or that USAC Common Stock will become publicly traded. It may be difficult to sell shares your shares USAC Common Stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

PROFITABILITY - As is common among young life insurance companies, we have and will incur significant losses for a number of years. As of December 31, 2018 we had a consolidated accumulated deficit of $8.9 million. These losses were attributable primarily to costs of administration, the substantial nonrecurring costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy.

DIVIDENDS - We have not paid a cash dividend on USAC Common Stock and we do not anticipate paying a cash dividend in the foreseeable future. We intend to retain available funds to be used in the expansion of operations. The success of any investment in USAC Common Stock will depend upon any future appreciation in its value which depends upon the success of our life insurance subsidiaries. We cannot guarantee that our common stock will appreciate in value or achieve or maintain a value equal to the price at which shares were purchased. Further, a market may never develop to sell shares of USAC Common Stock.

CAPITAL RISK - We are required by law to have adequate capital and surplus calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in the states in which we operate. The amount of capital and surplus required is based on certain “risk-based capital” standards established by statute and regulation and administered by regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. If we fail to maintain required capital levels, our ability to conduct business would be compromised absent an infusion of capital.

DILUTION RISK - We intend to conduct additional offerings of our securities to raise additional capital to fund our growth. In February, 2010, we filed a prospectus with the Kansas Securities Commission to register shares of USAC Common Stock and warrants to purchase USAC Common Stock. In February 2015, we filed a Prospectus with the Kansas Securities Commission to register the common stock to be issued upon the exercise of the warrants, and in January, 2016, filed a Supplement to the Prospectus to register an additional 1,500,000 shares of USAC Common Stock. We also commenced a private placement of USAC Common Stock in North Dakota in 2017. Any additional offerings of USAC securities that we may conduct in the future will reduce the ownership interests and be accretive to existing stockholder book value.

KEY EXECUTIVE RISK - Our ability to operate is dependent primarily upon the efforts of our Chairman and Chief Executive Officer, Jack H. Brier, and Chief Operating Officer of USALSC, Jeff Brown. The loss of the services of these officers could have a material adverse effect on our ability to execute our business plan. We do not have an employment agreement with Mr. Brier. On June 4, 2018, the Company entered into an employment agreement with Mr. Brown retroactively effective as of February 1, 2018 for a term of three years. Annually, the agreement may be extended for an additional year if agreed upon by both parties.

SEC REGISTRATION - USAC is a public company. As a public company, we incur significant legal, accounting and other expenses under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance and are costly.

EMERGING GROWTH COMPANY - We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

POTENTIAL ACQUISITION RISK - In addition to our organic growth plans, we plan to pursue strategic acquisitions of insurance related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economic to us. In pursuing acquisitions, we compete with other companies, who may have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected.

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

MARKETING STRATEGY RISK - We market our products through several different distribution channels which require licensed insurance agents. These distribution channels include funeral directors, bankers, brokerages, accountants, and independent agents. The premium written will depend primarily on our products, product pricing and ability to choose and timely and adequately train and motivate agents, producers and brokers to sell our products.

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

RATINGS RISK - We do not anticipate that USALSC, DCLIC, or USALSC-Montana will be rated by rating agencies for several years. This may have a negative impact on its ability to complete with rated insurance companies.

Insurance ratings reflect the rating agencies’ opinion of an insurance company’s history, financial strength, operating performance and ability to meet its obligations to policyholders. There can be no assurance that USALSC, DCLIC, or USALSC-Montana will be rated by a rating agency or that any rating, if and when received, will be favorable.

Risks Associated with Companies in the Life Insurance Industry, including USAC and its subsidiaries

GENERAL REGULATORY RISK -All insurance operations are subject to government regulation in each of the states in which they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned with the protection of policyholders rather than stockholders. Among other things, the regulations require prior approval of acquisitions of insurance companies, solvency standards, licensing of insurers and their agents, investment restrictions, deposits of securities for the benefit of policyholders, approval of policy forms and rates, periodic examinations, and reserves for unearned premiums, losses and other matters.

Compliance with insurance regulation is costly and time consuming, requiring the filing of detailed annual reports, and the business and accounts are subject to examination by the applicable state insurance regulator.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) reshaped financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act continue to be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. The ultimate outcome of the regulatory rulemaking proceedings cannot be predicted. The regulations promulgated could have a material impact on consolidated financial results or financial condition.

COMPETITION RISK - The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies, the ability to choose and timely and adequately train agents, and other factors. Each company encounters significant competition from other insurance companies, as well as competition from other available investment alternatives.

Large life insurance companies who have greater financial resources, longer business histories, and who may have more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution opportunities.

The ability to compete is dependent upon, among other things, the ability to develop competitive and profitable products, market the insurance products, and achieve efficient costs of placing policies.

ASSUMPTION RISK - In the life insurance business, assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of life insurance products are made. These assumptions are based on industry experience and are reviewed and revised regularly by an outside actuary to reflect actual experience on a current basis. Variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact revenues.

LIABILITY RISK - Underestimating future policy benefits results in incurring additional expenses at the time a company becomes aware of the inadequacy. As a result, the ability to achieve profits would suffer as a result of such underestimates.

INTEREST RATE RISK - Spread is the difference between the amounts that the insurance company is required to pay under the contracts and the amounts the insurance company is able to earn on its investments intended to support its obligations under the contracts. Interest rate fluctuations could impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Annuity products expose the risk that changes in interest rates will reduce any spread. Spread is a key component of revenues.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to purchase products with higher returns. This process may result in cash outflows requiring that an insurance subsidiary sell investments as a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may negatively affect profitability in periods of rising interest rates. The ability to replace invested assets with higher yielding assets needed to fund higher crediting rates that may be necessary to keep interest sensitive products competitive.

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

TAX LAW RISK - Congress has considered legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance products compared with other financial products. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiaries develop.

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

REINSURANCE RISK -In order to manage the risk of financial exposure to adverse underwriting results, reinsurers accept a portion of the risk of other insurance companies. However, the direct insurer remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by the reinsurer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

USAC and its subsidiaries share offices located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Effective January 1, 2015, the lease amount was $2,250 per month for three years with a one-year option under the same rate, terms, and conditions. Effective January 1, 2019 the company extended its lease for up to three additional years at a lease amount of $3,152 per month. Total rent expense was $27,000 and $27,000 for the years ended December 31, 2018 and 2017.

DCLIC also maintains an office at 107 W. Main Avenue, Suite 325, Bismarck, North Dakota, 58501. The lease for the Bismarck office expired on September 30, 2018 and was renewed for an additional two year term. The lease rate for this location is $920 per month for the first year of the renewal. The Company paid $12,166 and $4,684 in rent for this location in 2018 and 2017.

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

As of December 31, 2018, we had issued and outstanding 7,650,551 shares of our voting common stock. No other equity securities of the company have been issued.

(b)	Holders of Record

As of February 4, 2019 there are approximately 3,475 holders of record of our voting common stock.

(c)	Dividends

We have not paid dividends on USAC Common Stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for reinvestment into our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any equity compensation plans or granted any equity awards under such plans. As a result, there are no securities authorized for issuance under such plans.

(e)	Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company issued 202,939 shares of common stock, for aggregate consideration of $1,420,573, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the year ended December 31, 2018, the Company issued 136,673 shares of common stock, for aggregate consideration of $956,711, pursuant to a private placement offering to accredited investor residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota Offering were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company”, the Company is not required to provide disclosure pursuant to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

USAC was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our five wholly-owned subsidiaries: USALSC, a life insurance corporation; DCLIC, a life insurance corporation; USALSC-Montana, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third party administrative services in 2015.

On August 1, 2017, the Company merged with Northern Plains Capital Corporation with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company which became a wholly owned subsidiary of USALSC.

On December 14, 2018, the Company acquired Great Western Life Insurance Company. Great Western Life Insurance Company was renamed US Alliance Life and Security Company – Montana and is a subsidiary of USALSC.

The Company assumes business under two reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2018, the Company entered into a coinsurance agreement to assume 100% of a certain block of life insurance policies from American Life and Security Company.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. Our membership in the Federal Home Loan Bank provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss.

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

Income Taxes

Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. We have no uncertain tax positions we believe are more-likely-than-not that the benefit will not be realized.

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

        Mergers and Acquisitions

On May 23, 2017 the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction closed on July 31, 2017. NPCC shareholders received .5841 shares of US Alliance Corporation stock for each share of NPCC stock owned. USAC issued 1,644,458 shares of common stock to holders of NPCC shares.

On October 11, 2018 the Company entered into a stock purchase agreement with Great Western Insurance Company to acquire Great Western Life Insurance Company. The transaction closed on December 14, 2018. USALSC paid $500,000 to acquire all of the outstanding shares of GWLIC.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. F-14 of this annual report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2018 and 2017 are summarized in the table below.

	Years Ended December 31,
	2018	2017
Income:
Premium income	$8,807,779	$10,773,246
Net investment income	1,477,403	817,989
Net realized gain (loss) on sale of securities	(4,499)	430,565
Gain on bargain purchase	1,140,996	-
Other income	37,608	50,057
Total income	$11,459,287	$12,071,857

USALSC entered into a coinsurance transaction with American Life and Security Corporation (“ALSC”) effective September 30, 2017. The agreement resulted in a one-time premium revenue of $3.9 million in the third quarter of 2017 which is the driver of the decrease in revenue. Absent this one-time revenue in 2017 and excluding our bargain purchase gain in 2018, our 2018 revenues increased by $2,101,336 or 26% as compared to 2017.

The following graph summarizes our five-year trend of GAAP revenues:

* 2017 revenue includes one-time revenue of $3.9 million from the ALSC reinsurance transaction.

Premium revenue: Premium revenue for the year ended December 31, 2018 was $8,807,779 compared to $10,773,246 in 2017, a decrease of $1,965,467. The ALSC agreement resulted in a one-time premium revenue of $3.9 million in 2017 which is the driver of the decrease in revenue. The decrease is offset by the growth of our direct and on-going assumed premiums. Absent this one-time premium in 2017, our 2018 premiums increased by $1,889,435, or 27%, as compared to 2017.

Direct, assumed and ceded premiums for the years ended December 31, 2018 and 2017 are summarized in the following table.

	Years Ended December 31,
	2018	2017

Direct	$4,573,748	$3,167,654
Assumed	4,863,227	7,826,619
Ceded	(629,196)	(221,027)
Total	$8,807,779	$10,773,246

The Company is pursuing new product and distribution opportunities to increase premium production. The acquisition of DCLIC and the reinsurance agreement with ALSC are designed to increase future premiums.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017

Fixed maturities	$967,959	$497,866
Equity securities	580,930	373,141
Cash and short term investments	9,881	6,275
	1,558,770	877,282
Less investment expenses	(81,367)	(59,293)
	$1,477,403	$817,989

Net investment income for the years ended December 31, 2018 was $1,477,403, compared to $817,989 in 2017, an increase of $659,414 or 81%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, the Merger with Northern Plains, and our coinsurance agreement with ALSC, and an improvement in our book yield.

Net realized gains (losses) on investments: Net realized losses on investments for the years ended December 31, 2018 were $4,499, compared to gains of $430,565 in 2017, a decrease of $435,064. The decrease in realized gains is attributable to the repositioning of an equity portfolio from a market return focus to an income focus in 2017 as well as liquidating an equity portfolio to fund the ALSC transaction in 2017. There was not a similar activity in 2018. Realized gains and losses related to the sale of securities for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,

	2018	2017
Gross gains	$530	$499,568
Gross losses	(5,029)	(69,003)
Net security gains (losses)	$(4,499)	$430,565

Gain on bargain purchase: The Company acquired USALSC-Montana (formerly Great Western Life Insurance Company) on December 14, 2018. The total identifiable net assets of the purchase were $1,640,996 and the Company paid $500,000 for the acquisition. This resulted in a gain on bargain purchase of $1,140,996.

Other income: Other income for the year ended December 31, 2018 was $37,608 compared to $50,057 in 2017, a decrease of $12,449. This decrease is due to the acquisition of DCLIC which resulted in third party administration income from DCLIC being eliminated during consolidation for periods after the acquisition.

Expenses. Expenses for the year ended December 31, 2018 and 2017 are summarized in the table below.

	Years Ended December 31,
	2018	2017
Expenses:
Death claims	$959,005	$823,545
Policyholder benefits	3,957,090	3,485,564
Increase in policyholder reserves	2,766,169	5,654,476
Commissions, net of deferrals	637,425	521,155
Amortization of deferred acquisition costs	454,906	321,451
Amortization of value of business acquired	20,304	8,460
Salaries & benefits	1,152,728	990,076
Other operating expenses	1,967,796	1,316,162
Total expense	$11,915,423	$13,120,889

        The following chart and graph summarizes our five-year expense trend:

	Increase in	Other			% of Operating
	Policyholder	Policy-related	Operating	Total	Expense to
Year	Reserves	Expenses	Expenses	Expenses	Total Expense
2014	$928,483	$1,230,874	$1,527,670	$3,687,027	41%
2015	1,214,695	3,005,220	1,584,591	5,804,506	27%
2016	1,686,841	4,224,156	1,961,649	7,872,646	25%
2017*	5,654,476	5,160,175	2,306,238	13,120,889	18%
2018	2,766,169	6,028,730	3,120,524	11,915,423	26%

* 2017 Increase in Reserves includes a one-time $3.9 million reserve increase from the ALSC transaction

Increases in policyholder reserves represents funds that we maintain and invest for the future benefit of our policyholders. Other policy-related expenses represents the other expenses associated with fulfilling our obligations to our policyholders and producers. Operating expenses represent the costs to operate the company. It is important to note that our 2017 operating expense ratio is impacted by the one-time reserve increase which resulted from our transaction with ALSC. Absent this transaction, our 2017 ratio would have been 25%.

Death claims: Death benefits were $959,005 in the year ended December 31, 2018 compared to $823,545 in 2017, an increase of $135,460. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Policyholder benefits: Policyholder benefits were $3,957,090 in the year ended December 31, 2018 compared to $3,485,564 in 2017, an increase of $471,526. The primary driver of this increase is the growth of interest credited on annuities from ALSC and acquired with Dakota Capital Life.

Increase in policyholder reserves: Policyholder reserves increased $2,766,169 in the year ended December 31, 2018, compared to $5,654,476 in 2017, a decrease of $2,888,307. The decrease is driven by a one-time increase in reserves of $3.9 million in 2017 as a result of our ALSC coinsurance transaction and fully offset by the one-time assumed premium revenue associated with this transaction.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $637,425 in the year ended December 31, 2018, compared to $521,155 in 2017, an increase of $116,270. This increase is due to an increase in premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $454,906 in the year ended December 31, 2018, compared to $321,451 in 2017, an increase of $133,455. The amortization increase is attributable to the growth of our deferred acquisition cost asset related to our reinsurance transaction with ALSC.

Salaries and benefits: Salaries and benefits were $1,152,728 for the year ended December 31, 2018, compared to $990,076 in 2017, an increase of $162,652. Staffing costs increased due to additional staffing acquired with the Northern Plains Merger and the growth of our customer service team.

Other expenses: Other operating expenses were $1,967,796 in the year ended December 31, 2018, compared to $1,316,162 in 2017, an increase of $651,634. Operating costs have increased due to expenses associated with the DCLIC acquisition, including additional auditing and actuarial fees, increased information technology costs, and selling and marketing expenses. Additionally, updated interpretations of accounting guidance on leased software resulted in the full amortization of our software fixed assets.

Net Loss: Our net loss was $456,136 in the year ended December 31, 2018 compared to net loss of $1,049,032 in the same period of 2017, a decrease of $592,896. Our net loss per share decreased to $0.06 from $0.18 in 2017, basic and diluted. While we are pleased to have significantly reduced our loss per share in 2018, it is important to note that the 2018 result is driven by the bargain purchase of USALSC-Montana (Formerly Great Western Life Insurance Company) which resulted in a one-time gain of $0.15 per share. We are using part of proceeds of this gain to create a sales management tool as well as to significantly upgrade our insurance administrative systems. While these expenses were prepaid in 2018, the Company will not take delivery of these items until sometime in 2019, which is when the expense will be recognized.  This will adversely reflect on our per share results in 2019. It would be preferable to have recognized this expense within the same year as the bargain purchase gain, as the economics of the gain is being used to fund these enhancements.   However, the yearly cut-off of financial reporting requires recognition of this expense to be deferred, which creates distortions in our results.

The following graph illustrates our five-year trend of net loss per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $44,528,989 as of December 31, 2018, an increase of $5,540,652 or 14% from December 31, 2017. This is primarily the result of the growth of our business, offset by a decrease in the market value of our fixed maturity and equity investments.

Available for sale fixed maturity securities: As of December 31, 2018, we had available for sale fixed maturity assets of $26,882,239, an increase of $3,936,539 from the December 31, 2017 balance of $22,945,700. The increase is driven by the purchase of additional assets. The increase is offset by higher interest rates, which lowers the market value of these securities. If we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary. The amortized cost of our fixed maturity securities, which does not take into account market value changes, increased by $5,517,992 during 2018, an increase of 25% over the previous year end value.

Available for sale equity securities: As of December 31, 2018, we had available for sale equity assets of $10,987,539, an increase of $324,024 from the December 31, 2017 balance of $10,663,515. This growth is driven by purchases of equity securities with premium income, offset by a decrease in the market value of our equity securities due to market volatility.

Cash and cash equivalents: As of December 31, 2018, we had cash and cash equivalent assets of $2,077,646, an increase of $1,425,837 from the December 31, 2017 balance of $651,809. This increase was the result of cash acquired with the purchase of USALSC-Montana.

Investment income due and accrued: As of December 31, 2018, our investment income due and accrued was $286,890 compared to $214,998 as of December 31, 2017. This increase is attributable to the growth of our invested assets.

Policy loans: As of December 31, 2018, our policy loans were $56,539, an increase of $22,564 from the December 31, 2017 balance of 33,975. The increase is a result of the acquisition of USALSC-Montana and normal policy loan activity.

Reinsurance related assets: As of December 31, 2018, our reinsurance related assets were $161,846 compared to $249,879 as of December 31, 2017. This decrease is the result of lower amounts due from reinsurers.

Deferred acquisition costs, net: As of December 31, 2018, our deferred acquisition costs were $2,757,404 compared to $2,963,057 as of December 31, 2017. The reduction is the result of amortization of the cost of reinsurance deferred on our coinsurance agreement with ALSC.

Value of business acquired, net: As of December 31, 2018, our value of business acquired asset was $580,297, compared to $600,601 as of December 31, 2017. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC and is amortized on a straight-line basis.

Property, equipment and software, net: As of December 31, 2018 our property, equipment and software assets were $54,078, a decrease of $166,999 from the December 31, 2017 balance of $221,077. This decrease is a result updated accounting interpretations of leased software which resulted in the immediate amortization of our remaining software fixed assets.

Goodwill: As of December 31, 2018 and 2017, our goodwill was $277,542. Goodwill was established as a result of our merger with Northern Plains and we had no previous goodwill balances. We have determined that there has been no impairment to our goodwill balance.

Other assets: As of December 31, 2018, our other assets were $406,969, an increase of $240,785 from the December 31, 2017 balance of $166,184. This increase was driven by the prepayment of our sales management tool and upgrades to insurance administrative systems.

Liabilities. Our total liabilities were $31,896,323 as of December 31, 2018, an increase of $6,843,688 or 27% from our December 31, 2017 liabilities of $25,052,635.

Policy liabilities: Our total policy liabilities as of December 31, 2018 were $31,556,529 compared to $24,945,377 as of December 31, 2017, an increase of $6,611,152 or 27%. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of December 31, 2018, our accounts payable and accrued expenses were $311,082 compared to $98,382 as of December 31, 2017, an increase of $212,700. The increase is driven expenses accrued as a result of our acquisition of USALSC-Montana and by growth of our premium tax liability associated with our growing business.

Shareholders’ Equity. Our shareholders’ equity was $12,632,666 as of December 31, 2018, a decrease of $1,303,036 from our December 31, 2017 shareholders’ equity of $13,935,702. The reduction in shareholders’ equity was driven by a reduction in other comprehensive income and our net loss during the period. Other comprehensive income consists of the unrealized gains and losses on our investment portfolio. The reduction in other comprehensive income is the result of higher interest rates which lowers the market value of our fixed maturity securities and due to market volatility which reduced the value of our equity securities.  This reduction in other comprehensive income is expected to be temporary in nature and reduced shareholders equity by $2,589,867 in 2018.  The reduction is partially offset by the sale of common stock during the year.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2018 and December 30, 2017.

	December 31, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$569,940	1.4%	$250,750	0.7%
Corporate bonds	15,842,361	39.7%	12,156,225	35.6%
Municipal bonds	6,598,113	16.5%	6,352,444	18.5%
Redeemable preferred stocks	90,840	0.2%	100,520	0.3%
Mortgage backed and asset backed securities	3,780,985	9.5%	4,085,761	11.9%
Total fixed maturities	26,882,239	67.3%	22,945,700	67.0%
Equities	10,987,539	27.5%	10,663,515	31.1%
Cash and cash equivalents	2,077,646	5.2%	651,809	1.9%
Total	$39,947,424	100.0%	$34,261,024	100.0%

The total value of our investments and cash and cash equivalents increased to $39,947,424 as of December 31, 2018 from $34,261,024 at December 31, 2017, an increase of $5,686,400. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC and our acquisition of USALSC-Montana.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,690,399	6.3%	$1,185,345	5.2%
AA	7,933,254	29.5%	8,225,461	35.8%
A	6,173,746	23.0%	4,961,276	21.6%
BBB	10,551,468	39.3%	8,108,313	35.3%
BB	333,372	1.2%	265,305	1.2%
Not Rated - Private Placement	200,000	0.7%	200,000	0.9%
Total	$26,882,239	100.0%	$22,945,700	100.0%

Reflecting the high quality of securities maintained by us, 98.1% of all fixed maturity securities were investment grade as of December 31, 2018. As of December 31, 2017, 97.9% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of December 31, 2018 and 2017, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
After one year through five years	$1,472,228	$1,462,745	$612,088	$617,562
After five years through ten years	2,101,676	2,055,173	1,910,307	1,945,454
More than 10 years	20,430,838	19,492,496	15,740,739	16,196,403
Redeemable preferred stocks	99,560	90,840	99,560	100,520
Mortgage backed and asset backed securities	3,853,395	3,780,985	4,077,011	4,085,761
Total amortized cost and fair value	$27,957,697	$26,882,239	$22,439,705	$22,945,700

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

Premium income, deposits to policyholder account balances, investment income, and capital raising are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. As a member of the Federal Home Loan Bank, USALSC has immediate access to additional cash liquidity.

Net cash provided by operating activities was $2,244,068 for the year ended December 31, 2018. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $5,159,762. The primary source of cash was from sales of available for sale securities and our acquisition of USALSC-Montana. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $4,341,531. The primary sources of cash were receipts on deposit-type contracts and issuance of USAC Common Stock.

The following chart and graph illustrate our five-year trend of cash flow from insurance activities:

Cash flow from insurance activities combines cash flow from operations with the net cash received from deposit type contracts to show the impact of our insurance operations on our cash flows. Cash flow from deposit type contracts is primarily made up of funds received into our annuity products.

At December 31, 2018, we had cash and cash equivalents totaling $2,077,646. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2019 annual stockholders’ meeting (“2019 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is set forth under the captions “Security Ownership” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2019 Proxy Statement and is incorporated herein by reference

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

2.3

Stock Purchase Agreement dated October 11, 2018 between Great Western Insurance Company and US Alliance Life and Security Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2018 (File No. 000-55627), is incorporated herein by reference as Exhibit 2.3.

3.1

Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.

3.1.1

First Amendment to the Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.1.

3.1.2

Second Amendment to the Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.2.

3.2

Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.

3.2.1

Amendment No. 1 to the Bylaws of US Alliance Corporation, filed as Exhibit 3.2.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.1.

4.1

Form of Warrant to Purchase Common Shares of US Alliance Corporation, filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 4.1.

10.1

Commercial Lease Agreement dated October 11, 2011 between US Alliance Corporation and Lindemuth, Inc., DBA Gage Center, filed as Exhibit 10.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.1.

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

10.5

Bulk Reinsurance Agreement between US Alliance Life and Security Company and Optimum Re Insurance Company, filed as Exhibit 10.5 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.5.

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

10.7.2

Subadvisory Investment Management Agreement between US Alliance Investment Corporation and General Re - New England Asset Management, Inc., filed as Exhibit 10.7.2 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.7.2.

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

10.11

Coinsurance Agreement between US Alliance Life and Security Company and American Life & Security Company of Nebraska effective as of September 30, 2017, filed as Exhibit 10.11 to the Company Annual Report filed on February 21, 2018 (File No. 000-55627) is incorporated herein by reference as Exhibit 10.11

10.12*	First amendment to lease agreement between Dakota Capital Life Insurance Company and Dakota UPREIT Limited partnership dated August 13, 2018.

21.1*	List of Subsidiaries

24.1	Power of Attorney (contained in the signature page herein)

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*†	XBRL Instance

101.SCH*†	XBRL Taxonomy Extension Schema

101.CAL*†	XBRL Taxonomy Extension Calculation

101.DEF*†	XBRL Taxonomy Extension Definition

101.LAB*†	XBRL Taxonomy Extension Labels

101.PRE*†	XBRL Taxonomy Extention Presentation

* Filed herewith.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ALLIANCE CORPORATION
(Registrant)

Date:	February 21, 2019	By:	/s/ Jack H. Brier
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 21, 2019.

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

December 31, 2018 and 2017

(With Independent Auditor’s Report Thereon)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of US Alliance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kerber, Eck & Braeckel, LLP

We have served as the US Alliance Corporation’s auditor since 2016.

Springfield, Illinois

February 21, 2019

F1

US Alliance Corporation
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $27,957,697 and $22,439,705 as of December 31, 2018 and December 31, 2017, respectively)	$26,882,239	$22,945,700
Available for sale equity securities (cost: $12,096,488 and $10,764,072 as of December 31, 2018 and December 31, 2017, respectively)	10,987,539	10,663,515
Policy loans	56,539	33,975
Total investments	37,926,317	33,643,190

Cash and cash equivalents	2,077,646	651,809
Investment income due and accrued	286,890	214,998
Reinsurance related assets	161,846	249,879
Deferred acquisition costs, net	2,757,404	2,963,057
Value of business acquired, net	580,297	600,601
Property, equipment and software, net	54,078	221,077
Goodwill	277,542	277,542
Other assets	406,969	166,184
Total assets	$44,528,989	$38,988,337

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$16,626,218	$13,448,891
Policyholder benefit reserves	14,697,519	11,488,979
Dividend accumulation	176,056	-
Advance premiums	56,736	7,507
Total policy liabilities	31,556,529	24,945,377

Accounts payable and accrued expenses	311,082	98,382
Other liabilities	28,712	8,876
Total liabilities	31,896,323	25,052,635

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,650,551 and 7,310,939 shares as of December 31, 2018 and December 31, 2017, respectively	765,056	731,095
Additional paid-in capital	22,989,443	21,280,437
Accumulated deficit	(8,937,404)	(8,481,268)
Accumulated other comprehensive income (loss)	(2,184,429)	405,438
Total shareholders' equity	12,632,666	13,935,702

Total liabilities and shareholders' equity	$44,528,989	$38,988,337

See Notes to Consolidated Financial Statements.

F2

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2018	2017
Income:
Premium income	$8,807,779	$10,773,246
Net investment income	1,477,403	817,989
Net realized gain (loss) on sale of securities	(4,499)	430,565
Gain on bargain purchase	1,140,996	-
Other income	37,608	50,057
Total income	11,459,287	12,071,857

Expenses:
Death claims	959,005	823,545
Policyholder benefits	3,957,090	3,485,564
Increase in policyholder reserves	2,766,169	5,654,476
Commissions, net of deferrals	637,425	521,155
Amortization of deferred acquisition costs	454,906	321,451
Amortization of value of business acquired	20,304	8,460
Salaries & benefits	1,152,728	990,076
Other operating expenses	1,967,796	1,316,162
Total expense	11,915,423	13,120,889

Net loss	$(456,136)	$(1,049,032)

Net loss per common share, basic and diluted	$(0.06)	$(0.18)

Unrealized net holding gains (losses) arising during the period	(2,594,366)	596,542
Reclassification adjustment for (gains) losses included in net loss	4,499	(430,565)
Other comprehensive income (loss)	(2,589,867)	165,977

Comprehensive loss	$(3,046,003)	$(883,055)

See Notes to Consolidated Financial Statements.

F3

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2018 and 2017

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2016	5,565,943	$556,595	$18,017,163	$239,461	$(7,432,236)	$11,380,983
Common stock issued, $7 per share	100,538	10,054	693,711	-	-	703,765
Costs associated with common stock issued	-	-	(363,371)	-	-	(363,371)
Common Stock issued, Northern Plains Capital Corporation merger	1,644,458	164,446	2,932,934	-	-	3,097,380
Other comprehensive income	-	-	-	165,977	-	165,977
Net loss	-	-	-	-	(1,049,032)	(1,049,032)
Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	339,612	33,961	2,343,323	-	-	2,377,284
Costs associated with common stock issued	-	-	(634,317)	-	-	(634,317)
Other comprehensive loss	-	-	-	(2,589,867)	-	(2,589,867)
Net loss	-	-	-	-	(456,136)	(456,136)
Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666

See Notes to Consolidated Financial Statements.

F4

US Alliance Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(456,136)	$(1,049,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	172,332	34,893
Net realized (gains) losses on the sale of securities	4,499	(430,565)
Gain on bargain purchase	(1,140,996)	-
Amortization of investment securities, net	42,628	42,941
Deferred acquisition costs capitalized	(285,187)	(269,266)
Deferred acquisition costs amortized	454,906	321,451
Value of business acquired amortized	20,304	8,460
Interest credited on deposit type contracts	579,038	247,692
(Increase) decrease in operating assets:
Investment income due and accrued	(57,918)	(80,937)
Reinsurance related assets	88,033	57,529
Other assets	(240,785)	(105,029)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,786,098	1,700,163
Advance premiums	49,229	119,688
Other liabilities	19,836	4,671
Accounts payable and accrued expenses	208,187	(9,536)
Net cash provided by operating activities	2,244,068	593,123

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(4,643,809)	(14,992,862)
Purchase of equity investments	(1,333,779)	(8,241,105)
Proceeds from fixed income sales and repayments	460,638	5,823,079
Proceeds from equity sales and repayments	-	4,439,443
Interest on policy loans	(2,762)	636
Increase in policy loans	(7,107)	(599)
Purchase of Great Western Life Insurance Company	(500,000)	-
Cash from acquisition of Great Western Life Insurance Company	872,394
Acquisition of Northern Plains Capital Corporation	-	1,079,627
Assumed reinsurance from American Life & Security Corporation	-	6,895,145
Purchase of property, equipment and software	(5,334)	(11,121)
Net cash used in investing activities	(5,159,762)	(5,007,757)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	4,048,626	2,187,387
Withdrawals on deposit-type contracts	(1,450,062)	(607,083)
Proceeds received from issuance of common stock, net of costs of issuance	1,742,967	340,394
Net cash provided by financing activities	4,341,531	1,920,698

Net increase (decrease) in cash and cash equivalents	1,425,837	(2,493,936)

Cash and Cash Equivalents:
Beginning	651,809	3,145,745
Ending	$2,077,646	$651,809

See Notes to Consolidated Financial Statements.

F5

US Alliance Corporation
Supplemental Cash Flow Information

	Years Ended December 31,
	2018	2017
Supplemental Disclosure of Non-Cash Information
Fixed maturity securities acquired with the Great Western Life Acquisition	$1,380,606	$-
Deposit-type contract liabilities acquired with the Great Western Life acquisition	35,569	-
Common stock issued on the acquisition of Northern Plains	-	3,097,380
Fixed maturity securities acquired with the Northern Plains acquisition	-	3,006,552
Equity securities acquired with the Northern Plains acquisition	-	1,616,897
Deposit-type contract liabilities acquired with the Northern Plains acquisition	-	2,029,138
Deposit-type contract liabilities assumed from American Life & Security Corp	-	6,193,587
Cost of reinsurance deferred on coinsurance transaction with American Life & Security Corp	-	2,861,450

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

USAC has five wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was formed June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was formed April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was formed April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana (USALSC-Montana), was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC.

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

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013. DCLIC received a Certificate of Authority from the North Dakota Insurance Department ("NDID") effective January 24, 2012.

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 62% of 2018 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 24% of 2018 direct premium revenue. Our group products accounted for 14% of 2018 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

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

Area of operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska and Oklahoma. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana.

F7

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2018. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Software is depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2018 and 2017 are represented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Computer	$20,755	$20,755
Furniture and equipment	97,410	92,077
Software	-	257,500
Accumulated depreciation	(64,087)	(149,255)
Balance at end of period	$54,078	$221,077

Pre-paid expenses: The Company recognizes pre-paid expenses as the expenses are incurred. Pre-paid expenses consist of systems consulting hours and insurance. Systems consulting hours are charged as they are incurred on projects. Insurance expenses are charged straight line over the life of the contract.  Pre-paid expenses are reported with other assets.

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

F8

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. As of December 31, 2018 and 2017, the Company had no investment securities that were evaluated to be other than temporarily impaired.

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

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2018 and 2017.

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

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2018 and 2017 is $139,753 and $90,832 and is included as a part of policyholder benefit reserves.

Deposit-type contracts: Deposit-type contracts consist of amounts on deposit associated with deferred annuity contracts and premium deposit funds. The deferred annuity contracts credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate annually subject to minimums established by law or administrative regulation.

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2018 and 2017.

	Year Ended	Year ended
	December 31,	December 31,
	2018	2017

Balance at beginning of period	$12,931,900	$3,398,170
Acquisition of Dakota Capital Life	-	1,853,728
Assumed from American Life & Security Corp	-	5,841,703
Acquisition of Great Western Life	35,659	-
Deposits received	4,004,619	2,187,387
Interest credited	566,999	243,310
Withdrawals	(1,338,011)	(592,398)
Balance at end of period	$16,201,166	$12,931,900

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

F10

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2018 and 2017.

	Year Ended	Year ended
	December 31,	December 31,
	2018	2017

Balance at beginning of period	$516,991	$-
Acquisition of Dakota Capital Life	-	175,410
Assumed from American Life and Security Company	(35,934)	351,884
Deposits received	44,007	-
Interest credited	12,039	4,382
Withdrawals	(112,051)	(14,685)
Balance at end of period	$425,052	$516,991

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2018 and 2017, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Balance at beginning of period	$2,963,057	$153,792
Deferred cost of reinsurance, American Life block acquisition	-	2,861,450
Adjustment to American Life block acquisition	(35,934)	-
Capitalization of commissions, sales and issue expenses	285,187	269,266
Amortization net of interest	(454,906)	(321,451)
Balance at end of period	$2,757,404	$2,963,057

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

F11

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2018 and 2017 the company had 7,650,551 and 7,310,939 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2018 and 2017 were 7,393,795 and 5,871,949 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the years ended December 31, 2018 and 2017.

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2018 and 2017. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2015 through 2018.

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

- Regulatory Factors:	The insurance laws of Kansas, North Dakota, and Montana give insurance regulators broad regulatory authority, including powers to (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

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

F12

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

- Reinsurance:

In order to manage the risk of financial exposure to adverse underwriting results, the Company reinsures a portion of its individual and group life risks with other insurance companies. The Company retains $35,000 on its Whole Life products and $25,000 on its term life products. The Company also reinsures 100% of the risk on its individual accidental death benefit rider. The Company retains 25% of the risk for each covered life on its group life product to a maximum of $100,000 on any individual person. The Company retains 25% of the risk for each covered life on its group accidental death and dismemberment product to a maximum of $25,000 on any individual person. The Company also has catastrophic reinsurance coverage to protect against three or more group life deaths resulting from a single event. The Company also reinsures 100% of the risk on its group disability products. The Company reinsurers 66% of the risk on its critical illness product. Optimum Re Insurance Company (a subsidiary of Optimum Group), General Reinsurance Corporation (a subsidiary of Berkshire Hathaway), Reliance Standard Life Insurance Company (a subsidiary of Tokio Marine Holdings), and Unified Life Insurance Company provide reinsurance for USALSC and DCLIC. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

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

F13

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

If interest rates were to increase by 1%, the market value of our fixed income securities would decrease by 10.5% as of December 31, 2018. The Company therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

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

F16

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

Note 2.     Acquisitions

On December 14, 2018 the Company acquired USALSC-Montana (formerly Great Western Life Insurance Company, “GWLIC”) pursuant to a Stock Purchase Agreement (“SPA”) with Great Western Insurance Company, a wholly-owned subsidiary of American Enterprise Group, Inc. Pursuant to the SPA, the Company paid $500,000 to acquire all of the outstanding shares of GWLIC.

The acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. The table below summarizes the fair value of GWLIC’s assets acquired and liabilities assumed and the gain from purchase:

Preliminary amounts of indentifiable assets acquired and liablities assumed
Investment securities	$1,380,606
Cash	872,391
Other assets	26,669
Policyholder reserves	(422,442)
Deposit type contracts	(35,659)
Other liabilities	(180,569)
Total indentifiable net assets	$1,640,996
Cash paid as purchase consideration	(500,000)
Gain from purchase of Great Western Life	$1,140,996

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

F17

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.     Acquisitions (Continued)

The Merger was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. The table below summarizes the fair value of the consideration transferred and the fair value of Northern Plains’ assets acquired and liabilities assumed:

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

F18

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of December 31 is as follows:

	December 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$597,265	$-	$(27,325)	$569,940
Corporate bonds	16,847,623	43,051	(1,048,313)	15,842,361
Municipal bonds	6,559,854	118,890	(80,631)	6,598,113
Redeemable preferred stock	99,560	-	(8,720)	90,840
Mortgage backed and asset backed securities	3,853,395	11,425	(83,835)	3,780,985
Total fixed maturities	27,957,697	173,366	(1,248,824)	26,882,239
Equities:
Equities	12,096,488	31,505	(1,140,454)	10,987,539
Total available for sale	$40,054,185	$204,871	$(2,389,278)	$37,869,778

	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$271,620	$-	$(20,870)	$250,750
Corporate bonds	11,857,191	309,754	(10,720)	12,156,225
Municipal bonds	6,134,323	230,842	(12,721)	6,352,444
Redeemable preferred stock	99,560	960	-	100,520
Mortgage backed and asset backed securities	4,077,011	32,726	(23,976)	4,085,761
Total fixed maturities	22,439,705	574,282	(68,287)	22,945,700
Equities:
Equities	10,764,072	83,346	(183,903)	10,663,515
Total available for sale	$33,203,777	$657,628	$(252,190)	$33,609,215

The amortized cost and fair value of debt securities as of December 31, 2018 and 2017, by contractual maturity, are shown on the following page. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

F19

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments (Continued)

	As of December 31, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
After one year through five years	$1,472,228	$1,462,745	$612,088	$617,562
After five years through ten years	2,101,676	2,055,173	1,910,307	1,945,454
More than 10 years	20,430,838	19,492,496	15,740,739	16,196,403
Redeemable preferred stocks	99,560	90,840	99,560	100,520
Mortgage backed and asset backed securities	3,853,395	3,780,985	4,077,011	4,085,761
Total amortized cost and fair value	$27,957,697	$26,882,239	$22,439,705	$22,945,700

Proceeds from the sale of securities, maturities, and asset paydowns in 2018 and 2017 were $460,638 and $10,262,522, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Years Ended December 31,

	2018	2017
Gross gains	$530	$499,568
Gross losses	(5,029)	(69,003)
Net security gains (losses)	$(4,499)	$430,565

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2018
Available for sale:
Fixed maturities:
US Treasury securities	$251,206	$(27,325)	$-	$-	$251,206	$(27,325)
Corporate bonds	11,743,222	(948,539)	830,239	(99,774)	12,573,461	(1,048,313)
Municipal bonds	2,114,260	(51,267)	859,305	(29,364)	2,973,565	(80,631)
Redeemable preferred stock	90,840	(8,720)	-	-	90,840	(8,720)
Mortgage backed and asset backed securities	544,714	(6,656)	2,448,551	(77,179)	2,993,265	(83,835)
Total fixed maturities	14,744,242	(1,042,507)	4,138,095	(206,317)	18,882,337	(1,248,824)
Equities:
Equities	3,312,528	(228,148)	7,440,504	(912,306)	10,753,032	(1,140,454)
Total available for sale	$18,056,770	$(1,270,655)	$11,578,599	$(1,118,623)	$29,635,369	$(2,389,278)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2017
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$(20,870)	$-	$-	$250,750	$(20,870)
Corporate bonds	848,853	(5,733)	121,718	(4,987)	970,571	(10,720)
Municipal bonds	735,257	(5,683)	192,962	(7,038)	928,219	(12,721)
Mortgage backed and asset backed securities	2,056,887	(6,970)	654,936	(17,006)	2,711,823	(23,976)
Total fixed maturities	3,891,747	(39,256)	969,616	(29,031)	4,861,363	(68,287)
Equities:
Equities	7,971,440	(105,946)	1,161,121	(77,957)	9,132,561	(183,903)
Total available for sale	$11,863,187	$(145,202)	$2,130,737	$(106,988)	$13,993,924	$(252,190)

F20

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

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2018 was 140, which represented an unrealized loss of $2,389,278 of the aggregate carrying value of those securities. The 140 securities breakdown as follows: 97 bonds, 28 mortgage and asset backed securities, 7 common stocks, 3 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2018 and 2017.

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

F21

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.     Fair Value Measurements (Continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$569,940	$569,940	$-	$-
Corporate bonds	15,842,361	-	15,642,361	200,000
Municipal bonds	6,598,113	-	6,598,113	-
Redeemable preferred stock	90,840	-	90,840	-
Mortgage backed and asset backed securities	3,780,985	-	3,780,985	-
Total fixed maturities	26,882,239	569,940	26,112,299	200,000
Equities:
Equities	10,987,539	10,987,539	-	-
Total	$37,869,778	$11,557,479	$26,112,299	$200,000

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$250,750	$250,750	$-	$-
Corporate bonds	12,156,225	-	11,956,225	200,000
Municipal bonds	6,352,444	-	6,352,444	-
Redeemable preferred stock	100,520	-	100,520	-
Mortgage backed and asset backed securities	4,085,761	-	4,085,761	-
Total fixed maturities	22,945,700	250,750	22,494,950	200,000
Equities:
Equities	10,663,515	10,663,515	-	-
Total	$33,609,215	$10,914,265	$22,494,950	$200,000

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

F22

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

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$2,077,646	$2,077,646	$651,809	$651,809
Investment income due and accrued	286,890	286,890	214,998	214,998
Investments, at fair value	37,926,317	37,926,317	33,643,190	33,643,190
Total Financial Assets	$40,290,853	$40,290,853	$34,509,997	$34,509,997

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$16,626,218	$15,361,164	$13,448,891	$12,508,470
Total Financial Liabilities	$16,626,218	$15,361,164	$13,448,891	$12,508,470

Note 5.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the years ended December 31, 2018 and 2017 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $12,938,533 and $11,886,891 as of December 31, 2018 and 2017, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized losses on investment securities, policy owner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

Note 6.     Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is listed in the following table.

	December 31, 2018	December 31, 2017
Balance Sheet
Benefits and claim reserves ceded	$64,451	$55,075
Amounts due from ceding company	97,395	194,804
Benefits and claim reserves assumed	11,521,657	10,372,638

	Years ended
	December 31, 2018	December 31, 2017
Statements of Comprehensive Loss
Ceded premium	$629,196	$221,027
Assumed premium	4,863,227	7,826,619
Allowances on ceded premium	19,347	10,441
Allowances paid on assumed premium	401,147	2,238,386
Assumed benefits and policyholder reserve increases	4,078,572	7,207,979

F23

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

Note 7.     Lease Commitments

Total rent expense was $39,166 and $31,712 for the years ended December 31, 2018 and 2017, respectively. The Company amended its lease on its Topeka headquarters effective January 1, 2019 which extended its termination date for up to three years. The future rent payments required under the lease are $37,824 in 2019 and 2020. The Company also maintains an office in Bismarck, ND with a lease that expires on September 30, 2020. The future rent payments required under this lease are $11,095 in 2019 and $8,446 in 2020.

Note 8.     Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capital City Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 to meet the minimum deposit requirement for the State of Missouri. These assets were held in bonds and other invested assets with a statement value of $625,000 and $625,000 as of December 31, 2018 and 2017, respectively. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000.

Note 9.     Statutory Net Income and Surplus

US Alliance Life and Security Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Kansas Insurance Department. Dakota Capital Life Insurance Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the North Dakota Insurance Department. US Alliance Life and Security Company - Montana is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Montana Insurance Department. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

F24

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 9.     Statutory Net Income and Surplus (Continued)

The following table summarizes the statutory net loss and statutory capital and surplus of US Alliance Life and Security Company, Dakota Capital Life Insurance Company, and US Alliance Life and Security Company - Montana as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017.

	Statutory Capital and Surplus as of
	December 31	December 31
	2018	2017

US Alliance Life and Security Company	$5,239,874	$4,186,381
Dakota Capital Life Insurance Company	1,373,390	1,337,081
US Alliance Life and Security Company - Montana	1,721,012	1.680.821

	Statutory Net Income (Loss) for the years ended December 31,
	2018	2017

US Alliance Life and Security Company	$28,883	$(1,727,462)
Dakota Capital Life Insurance Company	70,393	(129,989)
US Alliance Life and Security Company - Montana	42,957	65,112

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

The payment of dividends to US Alliance Life and Security Company by Dakota Capital Life Insurance Company and US Alliance Life and Security Company – Montana is subject to similar limitations.

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

The Company has evaluated subsequent events through February 21, 2019, the date on which the consolidated financial statements were issued.

F25