Form 10-Q
period 2019-03-31
US Alliance Corp
filed 2019-05-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Common stock, $0.10 par value

7,700,322 shares outstanding

as of May 8, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $28,510,195 and $27,957,697 as of March 31, 2019 and December 31, 2018, respectively)	$28,671,748	$26,882,239
Available for sale equity securities (cost: $12,269,679 and $12,096,488 as of March 31, 2019 and December 31, 2018, respectively)	11,895,466	10,987,539
Policy loans	57,435	56,539
Total investments	40,624,649	37,926,317

Cash and cash equivalents	2,485,374	2,077,646
Investment income due and accrued	311,398	286,890
Reinsurance related assets	101,315	161,846
Deferred acquisition costs, net	2,769,464	2,757,404
Value of business acquired, net	575,221	580,297
Property, equipment and software, net	51,519	54,078
Goodwill	277,542	277,542
Other assets	389,936	406,969
Total assets	$47,586,418	$44,528,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$17,280,482	$16,626,218
Policyholder benefit reserves	15,329,070	14,697,519
Dividend accumulation	166,537	176,056
Advance premiums	50,149	56,736
Total policy liabilities	32,826,238	31,556,529

Accounts payable and accrued expenses	323,545	311,082
Other liabilities	25,433	28,712
Total liabilities	33,175,216	31,896,323

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,693,408 and 7,650,551 shares as of March 31, 2019 and December 31, 2018, respectively	769,342	765,056
Additional paid-in capital	23,142,047	22,989,443
Accumulated deficit	(9,660,296)	(8,937,404)
Accumulated other comprehensive income (loss)	160,109	(2,184,429)
Total shareholders' equity	14,411,202	12,632,666

Total liabilities and shareholders' equity	$47,586,418	$44,528,989

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Income:
Premium income	$2,392,976	$2,432,096
Net investment income	397,646	311,560
Unrealized gain on equity securites	727,203	-
Other income	12,799	9,246
Total income	3,530,624	2,752,902

Expenses:
Death claims	395,667	235,374
Policyholder benefits	1,136,828	1,127,682
Increase in policyholder reserves	680,560	796,636
Commissions, net of deferrals	219,535	152,157
Amortization of deferred acquisition costs	62,902	90,355
Amortization of value of business acquired	5,076	5,076
Salaries & benefits	251,832	274,848
Other operating expenses	402,356	473,532
Total expense	3,154,756	3,155,660

Net lncome (loss)	$375,868	$(402,758)

Net income (loss) per common share, basic and diluted	$0.05	$(0.05)

Unrealized net holding gains (losses) arising during the period	1,245,778	(988,946)
Cumulative effect, adoption of accounting guidance on equity securities	1,098,760	-
Other comprehensive income (loss)	2,344,538	(988,946)

Comprehensive income (loss)	$2,720,406	$(1,391,704)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended March 31, 2019 and 2018 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	46,218	4,622	318,905	-	-	323,527
Costs associated with common stock issued	-	-	(119,716)	-	-	(119,716)
Other comprehensive loss	-	-	-	(988,946)	-	(988,946)
Net loss	-	-	-	-	(402,758)	(402,758)
Balance, March 31, 2018	7,357,157	$735,717	$21,479,626	$(583,508)	$(8,884,026)	$12,747,809

Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	42,857	4,286	295,713	-	-	299,999
Costs associated with common stock issued	-	-	(143,109)	-	-	(143,109)
Cumulative effect, adoption of accounting guidance for equity sercurities	-	-	-	-	(1,098,760)	(1,098,760)
Other comprehensive income	-	-	-	2,344,538	-	2,344,538
Net income	-	-	-	-	375,868	375,868
Balance, March 31, 2019	7,693,408	$769,342	$23,142,047	$160,109	$(9,660,296)	$14,411,202

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Period Ended March 31,
	2019	2018
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$375,868	$(402,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,559	8,805
Unrealized gain on equity securities	(727,203)	-
Amortization of investment securities, net	11,881	13,947
Deferred acquisition costs capitalized	(74,962)	(64,638)
Deferred acquisition costs amortized	62,903	90,355
Value of business acquired amortized	5,076	5,076
Interest credited on deposit type contracts	160,494	131,779
(Increase) decrease in operating assets:
Investment income due and accrued	(24,508)	(22,934)
Reinsurance related assets	60,531	66,976
Other assets	17,033	33,164
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	631,551	736,552
Dividend accumulation	(9,519)	-
Advance premiums	(6,587)	58,942
Other liabilities	(3,279)	6,833
Accounts payable and accrued expenses	12,463	(624)
Net cash provided by operating activities	494,301	661,475

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(615,289)	(715,128)
Purchase of equity investments	(173,630)	(300,175)
Proceeds from fixed income sales and repayments	52,582	28,126
Interest on policy loans	(674)	(619)
Increase in policy loans	(222)	1,330
Net cash used in investing activities	(737,233)	(986,466)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	965,438	1,064,900
Withdrawals on deposit-type contracts	(471,668)	(424,178)
Proceeds received from issuance of common stock, net of costs of issuance	156,890	203,811
Net cash provided by financing activities	650,660	844,533

Net increase in cash and cash equivalents	407,728	519,542

Cash and Cash Equivalents:
Beginning	2,077,646	651,809
Ending	$2,485,374	$1,171,351

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

USAC has five wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was formed June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was formed April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was formed April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”) was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana ("USALSC-Montana") was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC.

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2019 and subsequently to February 24, 2020. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2018.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: USALSC is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska and Oklahoma. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Reclassifications: Certain reclassifications of a minor nature have been made to prior-year balances to conform to current-year presentation with no net impact to net loss/income or equity.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2019, and December 31, 2018, the company had 7,693,408 and 7,650,551 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended March 31, 2019 and 2018 were 7,664,837 and 7,326,345 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters ended March 31, 2019 and 2018.

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

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  As an emerging growth company, the Company has chosen to defer implementation of this accounting standard until the year ending December 31, 2019 and interim reporting periods beginning after December 31, 2019. The adoption of this guidance is not expected to have a material effect on the Company’s result of operations, financial position or liquidity.

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

This guidance is effective for fiscal years beginning after December 15, 2017. As an emerging growth company, the Company elected to defer implementation of this standard to fiscal years beginning after December 15, 2018. The recognition and measurement provisions of this guidance was applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The adoption of this guidance did not have a material effect on the Company’s financial position or liquidity but does create additional volatility when comparing period to period results.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Classification of Certain Cash Receipts and Cash Payment

In August 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows under eight different scenarios including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As an emerging growth company, the Company elected to defer implementation of this standard to fiscal years beginning after December 15, 2018. The implementation of this standard did not have a material impact on the Company’s statement of cash flows.

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

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts.” ASU 2018-12 requires periodic reassessment of actuarial and discount rate assumptions used in the valuation of policyholder liabilities and deferred acquisition costs arising from the issuance of long-duration insurance and reinsurance contracts, with the effects of the changes in cash flow assumptions reflected in earnings and the effects of changes in discount rate assumptions reflected in other comprehensive income. Under current accounting guidance, the actuarial and discount rate assumptions are set at the contract inception date and not subsequently changed, except in limited circumstances. ASU 2018-12 also requires new disclosures and is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$599,481	$2,330	$(12,027)	$589,784
Corporate bonds	17,453,101	318,065	(387,999)	17,383,167
Municipal bonds	6,555,941	257,170	(13,071)	6,800,040
Redeemable preferred stock	99,560	-	(360)	99,200
Mortgage backed and asset backed securities	3,802,112	36,697	(39,252)	3,799,557
Total fixed maturities	28,510,195	614,262	(452,709)	28,671,748
Equities:
Equities	12,269,679	78,992	(453,205)	11,895,466
Total available for sale	$40,779,874	$693,254	$(905,914)	$40,567,214

	December 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$597,265	$-	$(27,325)	$569,940
Corporate bonds	16,847,623	43,051	(1,048,313)	15,842,361
Municipal bonds	6,559,854	118,890	(80,631)	6,598,113
Redeemable preferred stock	99,560	-	(8,720)	90,840
Mortgage backed and asset backed securities	3,853,395	11,425	(83,835)	3,780,985
Total fixed maturities	27,957,697	173,366	(1,248,824)	26,882,239
Equities:
Equities	12,096,488	31,505	(1,140,454)	10,987,539
Total available for sale	$40,054,185	$204,871	$(2,389,278)	$37,869,778

The amortized cost and fair value of debt securities as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

	As of March 31, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$1,573,995	$1,591,192	$1,472,228	$1,462,745
After five years through ten years	2,142,756	2,181,773	2,101,676	2,055,173
More than 10 years	20,891,772	21,000,026	20,430,838	19,492,496
Redeemable preferred stocks	99,560	99,200	99,560	90,840
Mortgage backed and asset backed securities	3,802,112	3,799,557	3,853,395	3,780,985
Total amortized cost and fair value	$28,510,195	$28,671,748	$27,957,697	$26,882,239

Proceeds from the sale of securities, maturities, and asset paydowns for the first three months of 2019 and 2018 were $52,582 and $28,126 respectively. There were no realized gains and losses related to the sale of securities for the periods ended March 31, 2019 and 2018.

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2019
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$267,814	$(12,027)	$267,814	$(12,027)
Corporate bonds	811,628	(17,017)	7,950,659	(370,982)	8,762,287	(387,999)
Municipal bonds	-	-	844,658	(13,071)	844,658	(13,071)
Redeemable preferred stock	-	-	99,200	(360)	99,200	(360)
Mortgage backed and asset backed securities	-	-	2,437,299	(39,252)	2,437,299	(39,252)
Total fixed maturities	811,628	(17,017)	11,599,630	(435,692)	12,411,258	(452,709)
Equities:
Equities	1,622,912	(34,956)	8,745,952	(418,249)	10,368,864	(453,205)
Total available for sale	$2,434,540	$(51,973)	$20,345,582	$(853,941)	$22,780,122	$(905,914)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2018
Available for sale:
Fixed maturities:
US Treasury securities	$251,206	$(27,325)	$-	$-	$251,206	$(27,325)
Corporate bonds	11,743,222	(948,539)	830,239	(99,774)	12,573,461	(1,048,313)
Municipal bonds	2,114,260	(51,267)	859,305	(29,364)	2,973,565	(80,631)
Redeemable preferred stock	90,840	(8,720)	-	-	90,840	(8,720)
Mortgage backed and asset backed securities	544,714	(6,656)	2,448,551	(77,179)	2,993,265	(83,835)
Total fixed maturities	14,744,242	(1,042,507)	4,138,095	(206,317)	18,882,337	(1,248,824)
Equities:
Equities	3,312,528	(228,148)	7,440,504	(912,306)	10,753,032	(1,140,454)
Total available for sale	$18,056,770	$(1,270,655)	$11,578,599	$(1,118,623)	$29,635,369	$(2,389,278)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2019 was 87, which represented an unrealized loss of $905,914 of the aggregate carrying value of those securities. The 87 securities breakdown as follows: 53 bonds, 21 mortgage and asset backed securities, 4 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, 1 senior loan fund, and 4 common stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.     Fair Value Measurements (Continued)

The following table presents the amounts of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$589,784	$589,784	$-	$-
Corporate bonds	17,383,167	-	17,187,167	196,000
Municipal bonds	6,800,040	-	6,800,040	-
Redeemable preferred stock	99,200	-	99,200	-
Mortgage backed and asset backed securities	3,799,557	-	3,799,557	-
Total fixed maturities	28,671,748	589,784	27,885,964	196,000
Equities:
Equities	11,895,466	11,895,466	-	-
Total	$40,567,214	$12,485,250	$27,885,964	$196,000

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$569,940	$569,940	$-	$-
Corporate bonds	15,842,361	-	15,642,361	200,000
Municipal bonds	6,598,113	-	6,598,113	-
Redeemable preferred stock	90,840	-	90,840	-
Mortgage backed and asset backed securities	3,780,985	-	3,780,985	-
Total fixed maturities	26,882,239	569,940	26,112,299	200,000
Equities:
Equities	10,987,539	10,987,539	-	-
Total	$37,869,778	$11,557,479	$26,112,299	$200,000

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$2,485,374	$2,485,374	$2,077,646	$2,077,646
Investment income due and accrued	311,398	311,398	286,890	286,890
Investments, at fair value	40,624,649	40,624,649	37,926,317	37,926,317
Total Financial Assets	$43,421,421	$43,421,421	$40,290,853	$40,290,853

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$17,280,482	$16,197,221	$16,626,218	$15,361,164
Total Financial Liabilities	$17,280,482	$16,197,221	$16,626,218	$15,361,164

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended March 31, 2019 or 2018 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $13,178,265 and $12,938,533 as of March 31, 2019 and December 31, 2018, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

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

The Company has evaluated subsequent events through May 13, 2019, the date on which the consolidated financial statements were issued.

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

The Company assumes business under two reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into a coinsurance agreement to assume 100% of a certain block of life insurance policies from American Life and Security Company.

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

Merger and Acquisition Transactions

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2019 and 2018 are summarized in the table below.

	Three Months Ended March 31,
	2019	2018
Income:
Premium income	$2,392,976	$2,432,096
Net investment income	397,646	311,560
Unrealized gain on equity sercurites	727,203	-
Other income	12,799	9,246
Total income	$3,530,624	$2,752,902

Our 2019 first quarter revenues grew to $3,530,624, an increase of $777,722 from the 2018 first quarter revenues of $2,752,902. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income.

Premium revenue: Premium revenue for the first three months of 2019 was $2,392,976 compared to $2,432,096 in the first three months of 2018, a decrease of $39,120. Our pre-need revenues were the lowest they have been since the 4th quarter of 2017. Factors which impact this decline include the weather and a reduction in the average price for a pre-need policy. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits. Total premiums for the first quarter of 2019 increased by $229,928 or 16.4% when compared to the 4th quarter of 2018.

Direct, assumed and ceded premiums for the three months ended March 31, 2019 and 2018 are summarized in the following table.

	Periods Ended March 31,
	2019	2018

Direct	$1,191,780	$1,139,367
Assumed	1,403,793	1,405,606
Ceded	(202,597)	(112,877)
Total	$2,392,976	$2,432,096

The Company is pursuing new product and distribution opportunities to continue to increase premium production.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2019 and 2018 are as follows:

	Period Ended March 31,
	2019	2018

Fixed maturities	$302,294	$229,643
Equity securities	114,586	100,705
Cash and short term investments	4,199	747
	421,079	331,095
Less investment expenses	(23,433)	(19,535)
	$397,646	$311,560

Net investment income for the first three months of 2019 was $397,646, compared to $311,560 in 2018, an increase of $86,086 or 28%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and annuity deposits, and an improvement in our book yield.

Net realized gains on investments: The Company had no realized gains or losses during the first quarter of 2019 or 2018.

Unrealized gain on equity securities: The Company was required to implement a new accounting standard in the first quarter of 2019 which requires that the unrealized gains and losses on equity securities be reported as income on the Consolidated Statements of Comprehensive Income (Loss). This resulted in a first quarter of 2019 gain of $727,203. This new required line item will introduce significant volatility to our results as short-term fluctuations in the value of our equity securities is required to be a part of the results of our operations.

Other income: Other income for the three months ended March 31, 2019 was $12,799 compared to $9,246 in 2018, an increase of $3,553.

Expenses. Expenses for the three months ended March 31, 2019 and 2018 are summarized in the table below.

	Three Months Ended March 31,
	2019	2018
Expenses:
Death claims	$395,667	$235,374
Policyholder benefits	1,136,828	1,127,682
Increase in policyholder reserves	680,560	796,636
Commissions, net of deferrals	219,535	152,157
Amortization of deferred acquisition costs	62,902	90,355
Amortization of value of business acquired	5,076	5,076
Salaries & benefits	251,832	274,848
Other operating expenses	402,356	473,532
Total expense	$3,154,756	$3,155,660

Death and other benefits: Death benefits were $395,667 in the three months ended March 31, 2019 compared to $235,374 in 2018, an increase of $160,293. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $1,136,828 in the three months ended March 31, 2019 compared to $1,127,682 in 2018, an increase of $9,146. The primary driver of this increase is the growth of interest credited on our annuities.

Increase in policyholder reserves: Policyholder reserves increased $680,560 in the three months ended March 31, 2019, compared to $796,636 in 2018, a decrease of $116,076. The reduction in reserve increase is the result of reduced pre-need sales and the release of reserves to support claim payments.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $219,535 in the three months ended March 31, 2019, compared to $152,157 in 2018, an increase of $67,378. This increase is driven by an increase in group premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $62,902 in the three months ended March 31, 2019, compared to $90,355 in 2018, a decrease of $27,453. The amortization decrease is attributable to a reduction in amortization of pre-need commissions and to reduced margins on our American Life block of policies.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $5,076 in the three months ended March 31, 2019 and 2018. Our VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $251,832 for the three months ended March 31, 2019, compared to $274,848 in 2018, a decrease of $23,016. Staffing costs decreased due to a reduction in the number of employees and a reduction in employee benefit costs.

Other expenses: Other operating expenses were $402,356 in the three months ended March 31, 2019, compared to $473,532 in 2018, a decrease of $71,176. Operating costs were driven lower due to decreased information technology costs and decreased selling and marketing expenses.

Net Income: Our net income was $375,868 in the three months ended March 31, 2019 compared to a net loss of $402,758 in the same period of 2018, an increase of $778,626. Our net income per share increased to $0.05 from a net loss of $0.05 in 2018, basic and diluted. This increase is primarily attributable to income from unrealized gains on our equity securities.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $47,586,418 as of March 31, 2019, an increase of $3,057,429 from December 31, 2018. This is primarily the result of the growth of our business and by an increase in the market value of our investments.

Available for sale fixed maturity securities: As of March 31, 2019, we had available for sale fixed maturity assets of $28,671,748, an increase of $1,789,509 from the December 31, 2018 balance of $26,882,239. The increase is driven by the purchase of additional assets and an increase in the market value of these securities.

Available for sale equity securities: As of March 31, 2019, we had available for sale equity assets of $11,895,466, an increase of $907,927 from the December 31, 2018 balance of $10,987,539. This growth is driven by an increase in the market value of our equity securities.

Policy loans: As of March 31, 2019, our policy loans were $57,435, an increase of $896 from the December 31, 2018 balance of $56,539. The increase is the result of normal loan activity.

Cash and cash equivalents: As of March 31, 2019, we had cash and cash equivalent assets of $2,485,374, an increase of $407,728 from the December 31, 2018 balance of $2,077,646. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of March 31, 2019, our investment income due and accrued was $311,398 compared to $286,890 as of December 31, 2018. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of March 31, 2019, our reinsurance related assets were $101,315, a decrease of $60,531 from the December 31, 2018 balance of $161,846. This decrease was driven by a reduction in the amounts receivable on our reinsurance business.

Deferred acquisition costs, net: As of March 31, 2019, our deferred acquisition costs were $2,769,464, an increase of $12,060 from the December 31, 2018 balance of $2,757,404. The increase is the result of costs deferred on new business offset by amortization of costs deferred on our coinsurance agreement with ALSC.

Value of business acquired, net: As of March 31, 2019, our value of business acquired asset was $575,221, a decrease of $5,076 from the December 31, 2018 balance of $580,297. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC. The decrease is the result of amortization of the asset.

Goodwill: As of March 31, 2019, our goodwill was $277,542 and was unchanged from the December 31, 2018 balance. Goodwill was established as a result of our merger with Northern Plains.

Property, equipment and software, net: As of March 31, 2019, our property, equipment and software assets were $51,519, a decrease of $2,559 from the December 31, 2018 balance of $54,078. This decrease is a result of normal amortization during the period.

Other assets: As of March 31, 2019, our other assets were $389,936, a decrease of $17,033 from the December 31, 2018 balance of $406,969. This decrease was the result of a reduction in our pre-paid assets.

Liabilities. Our total liabilities were $33,175,216 as of March 31, 2019, an increase of $1,278,893 from our December 31, 2018 liability of $31,896,323. This increase is driven by an increase in our policyholder liabilities.

Policy liabilities: Our total policy liabilities as of March 31, 2019 were $32,826,238, an increase of $1,269,709 from the December 31, 2018 balance of $31,556,529. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of March 31, 2019, our accounts payable and accrued expenses were $323,545, an increase of $12,463 from the December 31, 2018 balance of $311,082. This decrease is the result of normal operating activity.

Other liabilities: As of March 31, 2019, our other liabilities were $25,433, a decrease of $3,279 from the December 31, 2018 balance of $28,712.

Shareholders’ Equity. Our shareholders’ equity was $14,411,202 as of March 31, 2019, an increase of 1,778,536 from our December 31, 2018 shareholders’ equity of $12,632,666. The increase in shareholders’ equity was driven by an increase in other comprehensive income and our net income during the period. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$589,784	1.4%	$569,940	1.4%
Corporate bonds	17,383,167	40.4%	15,842,361	39.7%
Municipal bonds	6,800,040	15.8%	6,598,113	16.5%
Redeemable preferred stocks	99,200	0.2%	90,840	0.2%
Mortgage backed and asset backed securities	3,799,557	8.8%	3,780,985	9.5%
Total fixed maturities	28,671,748	66.6%	26,882,239	67.3%
Equities	11,895,466	27.6%	10,987,539	27.5%
Cash and cash equivalents	2,485,374	5.8%	2,077,646	5.2%
Total	$43,052,588	100.0%	$39,947,424	100.0%

The total value of our investments and cash and cash equivalents increased to $43,052,588 as of March 31, 2019 from $39,947,424 at December 31, 2018, an increase of $3,105,164. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,219,621	4.3%	$1,690,399	6.3%
AA	8,161,413	28.5%	7,933,254	29.5%
A	6,857,328	23.9%	6,173,746	23.0%
BBB	11,936,155	41.5%	10,551,468	39.3%
BB	301,231	1.1%	333,372	1.2%
Not Rated - Private Placement	196,000	0.7%	200,000	0.7%
Total	$28,671,748	100.0%	$26,882,239	100.0%

Reflecting the high quality of securities maintained by us, 98.1% of all fixed maturity securities were investment grade as of December 31, 2018. As of March 31, 2019, 98.2% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$1,573,995	$1,591,192	$1,472,228	$1,462,745
After five years through ten years	2,142,756	2,181,773	2,101,676	2,055,173
More than 10 years	20,891,772	21,000,026	20,430,838	19,492,496
Redeemable preferred stocks	99,560	99,200	99,560	90,840
Mortgage backed and asset backed securities	3,802,112	3,799,557	3,853,395	3,780,985
Total amortized cost and fair value	$28,510,195	$28,671,748	$27,957,697	$26,882,239

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

Net cash provided by operating activities was $494,301 for the three months ended March 31, 2019. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $737,233. The primary use of cash was the purchase of available for sale securities. Cash provided by financing activities was $650,660. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At March 31, 2019, we had cash and cash equivalents totaling $2,485,374. We believe that our existing cash and cash equivalents and premiums from our insurance operations will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As a “smaller reporting company”, the Company does not provide disclosure pursuant to this item.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2019, the Company issued 19,587 shares of common stock, for aggregate consideration of $137,109, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended March 31, 2019, the Company issued 23,270 shares of common stock, for aggregate consideration of $162,890, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.    OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1)

3.1.1	First Amendment to the Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.1

3.1.2	Second Amendment to the Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.2.

3.2

Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2).

3.2.1	Amendment No. 1 to the Bylaws of US Alliance Corporation, filed as Exhibit 3.2.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.1

31.1	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extention Presentation

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