Form 10-Q
period 2019-06-30
US Alliance Corp
filed 2019-08-12
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

Common stock, $0.10 par value

7,712,494 shares outstanding

as of August 5, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $28,536,444 and $27,957,697 as of June 30, 2019 and December 31, 2018, respectively)	$30,038,199	$26,882,239
Available for sale equity securities (cost: $11,987,669 and $12,096,488 as of June 30, 2019 and December 31, 2018, respectively)	11,735,719	10,987,539
Policy loans	57,083	56,539
Total investments	41,831,001	37,926,317

Cash and cash equivalents	3,943,050	2,077,646
Investment income due and accrued	285,653	286,890
Reinsurance related assets	181,359	161,846
Deferred acquisition costs, net	2,752,733	2,757,404
Value of business acquired, net	570,145	580,297
Property, equipment and software, net	48,959	54,078
Goodwill	277,542	277,542
Other assets	417,799	406,969
Total assets	$50,308,241	$44,528,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$17,993,557	$16,626,218
Policyholder benefit reserves	16,171,857	14,697,519
Dividend accumulation	167,876	176,056
Advance premiums	73,326	56,736
Total policy liabilities	34,406,616	31,556,529

Accounts payable and accrued expenses	167,948	311,082
Other liabilities	14,179	28,712
Total liabilities	34,588,743	31,896,323

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,707,090 and 7,650,551 shares as of June 30, 2019 and December 31, 2018, respectively	770,710	765,056
Additional paid-in capital	23,141,692	22,989,443
Accumulated deficit	(9,695,078)	(8,937,404)
Accumulated other comprehensive income (loss)	1,502,174	(2,184,429)
Total shareholders' equity	15,719,498	12,632,666

Total liabilities and shareholders' equity	$50,308,241	$44,528,989

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Income:
Premium income	$4,920,690	$4,874,480	$2,527,714	$2,442,384
Net investment income	861,038	700,770	451,106	377,624
Net realized gain (loss) on sale of securities	(14,528)	(327)	(14,528)	(327)
Unrealized gain on equity securites	845,817	-	118,614	-
Other income	25,058	15,994	12,259	6,748
Total income	6,638,075	5,590,917	3,095,165	2,826,429

Expenses:
Death claims	724,316	404,212	328,649	168,838
Policyholder benefits	2,305,295	2,315,779	1,168,467	1,188,097
Increase in policyholder reserves	1,437,658	1,507,612	757,098	710,976
Commissions, net of deferrals	413,599	319,978	194,064	167,821
Amortization of deferred acquisition costs	180,727	210,614	117,825	120,259
Amortization of value of business acquired	10,152	10,152	5,076	5,076
Salaries & benefits	502,727	543,340	250,895	268,492
Other operating expenses	722,515	858,816	307,873	373,698
Total expense	6,296,989	6,170,503	3,129,947	3,003,257

Net lncome (loss)	$341,086	$(579,586)	$(34,782)	$(176,828)

Net income (loss) per common share, basic and diluted	$0.04	$(0.08)	$(0.00)	$(0.02)

Unrealized net holding gains (losses) arising during the period	2,573,315	(1,504,447)	1,327,537	(515,501)
Cumulative effect, adoption of accounting guidance on equity securities	1,098,760	-	-	-
Reclassification adjustment for (gains) losses included in net loss	14,528	327	14,528	327
Other comprehensive income (loss)	3,686,603	(1,504,120)	1,342,065	(515,174)

Comprehensive income (loss)	$4,027,689	$(2,083,706)	$1,307,283	$(692,002)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2019 and 2018 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	142,348	14,235	982,201	-	-	996,436
Costs associated with common stock issued	-	-	(277,431)	-	-	(277,431)
Other comprehensive loss	-	-	-	(1,504,120)	-	(1,504,120)
Net loss	-	-	-	-	(579,586)	(579,586)
Balance, June 30, 2018	7,453,287	$745,330	$21,985,207	$(1,098,682)	$(9,060,854)	$12,571,001

Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	56,539	5,654	390,119	-	-	395,773
Costs associated with common stock issued	-	-	(237,870)	-	-	(237,870)
Cumulative effect, adoption of accounting guidance for equity sercurities	-	-	-	-	(1,098,760)	(1,098,760)
Other comprehensive income	-	-	-	3,686,603	-	3,686,603
Net income	-	-	-	-	341,086	341,086
Balance, June 30, 2019	7,707,090	$770,710	$23,141,692	$1,502,174	$(9,695,078)	$15,719,498

See Notes to Consolidated Financial Statements.

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, March 31, 2018	7,357,157	$735,717	$21,479,626	$(583,508)	$(8,884,026)	$12,747,809
Common stock issued, $7 per share	96,130	9,613	663,297	-	-	672,910
Costs associated with common stock issued	-	-	(157,716)	-	-	(157,716)
Other comprehensive loss	-	-	-	(515,174)	-	(515,174)
Net loss	-	-	-	-	(176,828)	(176,828)
Balance, June 30, 2018	7,453,287	$745,330	$21,985,207	$(1,098,682)	$(9,060,854)	$12,571,001

Balance, March 31, 2019	7,693,408	$769,342	$23,142,047	$160,109	$(9,660,296)	$14,411,202
Common stock issued, $7 per share	13,682	1,368	94,406	-	-	95,774
Costs associated with common stock issued	-	-	(94,761)	-	-	(94,761)
Other comprehensive income	-	-	-	1,342,065	-	1,342,065
Net loss	-	-	-	-	(34,782)	(34,782)
Balance, June 30, 2019	7,707,090	$770,710	$23,141,692	$1,502,174	$(9,695,078)	$15,719,498

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$341,086	$(579,586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,118	17,610
Net realized losses on the sale of securities	14,528	327
Unrealized gain on equity securities	(845,817)	-
Amortization of investment securities, net	17,055	27,965
Deferred acquisition costs capitalized	(176,056)	(155,219)
Deferred acquisition costs amortized	180,727	210,614
Value of business acquired amortized	10,152	10,152
Interest credited on deposit type contracts	328,583	260,441
(Increase) decrease in operating assets:
Investment income due and accrued	1,237	(28,758)
Reinsurance related assets	(19,513)	68,767
Other assets	(10,830)	34,070
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,474,338	1,523,496
Dividend Accumulation	(8,180)	-
Advance premiums	16,590	20,920
Other liabilities	(14,533)	12,383
Accounts payable and accrued expenses	(143,134)	(2,355)
Net cash provided by operating activities	1,171,351	1,420,827

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(984,288)	(1,758,337)
Purchase of equity investments	(179,039)	(768,944)
Proceeds from fixed income sales and repayments	393,163	183,226
Proceeds from equity sales and repayments	268,101	-
Interest on policy loans	(723)	(1,156)
Decrease (increase) in policy loans	179	(13,801)
Purchase of property, equipment and software	-	(5,334)
Net cash used in investing activities	(502,607)	(2,364,346)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	1,921,482	2,197,360
Withdrawals on deposit-type contracts	(882,725)	(756,764)
Proceeds received from issuance of common stock, net of costs of issuance	157,903	719,005
Net cash provided by financing activities	1,196,660	2,159,601

Net increase in cash and cash equivalents	1,865,404	1,216,082

Cash and Cash Equivalents:
Beginning	2,077,646	651,809
Ending	$3,943,050	$1,867,891

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

The results of operation for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2018.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Reclassifications: Certain reclassifications of a minor nature have been made to prior-year balances to conform to current-year presentation with no net impact to net income/loss or equity.

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2019, and December 31, 2018, the company had 7,707,090 and 7,650,551 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended June 30, 2019 and 2018 were 7,697,969 and 7,389,200 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2019 and 2018 were 7,673,690 and 7,346,064 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and six months ended June 30, 2019 and 2018.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$604,599	$7,170	$-	$611,769
Corporate bonds	17,569,029	979,625	(71,441)	18,477,213
Municipal bonds	6,551,992	521,129	-	7,073,121
Redeemable preferred stock	99,560	2,760	-	102,320
Mortgage backed and asset backed securities	3,711,264	70,522	(8,010)	3,773,776
Total fixed maturities	28,536,444	1,581,206	(79,451)	30,038,199
Equities:
Equities	11,987,669	102,210	(354,160)	11,735,719
Total available for sale	$40,524,113	$1,683,416	$(433,611)	$41,773,918

	December 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$597,265	$-	$(27,325)	$569,940
Corporate bonds	16,847,623	43,051	(1,048,313)	15,842,361
Municipal bonds	6,559,854	118,890	(80,631)	6,598,113
Redeemable preferred stock	99,560	-	(8,720)	90,840
Mortgage backed and asset backed securities	3,853,395	11,425	(83,835)	3,780,985
Total fixed maturities	27,957,697	173,366	(1,248,824)	26,882,239
Equities:
Equities	12,096,488	31,505	(1,140,454)	10,987,539
Total available for sale	$40,054,185	$204,871	$(2,389,278)	$37,869,778

The amortized cost and fair value of debt securities as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

	As of June 30, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$1,426,791	$1,463,196	$1,472,228	$1,462,745
After five years through ten years	2,436,981	2,583,369	2,101,676	2,055,173
More than 10 years	20,861,848	22,115,538	20,430,838	19,492,496
Redeemable preferred stocks	99,560	102,320	99,560	90,840
Mortgage backed and asset backed securities	3,711,264	3,773,776	3,853,395	3,780,985
Total amortized cost and fair value	$28,536,444	$30,038,199	$27,957,697	$26,882,239

Proceeds from the sale of securities, maturities, and asset paydowns for the first six months of 2019 and 2018 were $661,264 and $183,226 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2019	2018
Gross gains	$3,951	$530
Gross losses	(18,479)	(857)
Net security gains (losses)	$(14,528)	$(327)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended June 30, 2019 and 2018 were $608,682 and $155,100 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2019	2018
Gross gains	$3,951	$530
Gross losses	(18,479)	(857)
Net security losses	$(14,528)	$(327)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2019
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$-	$-	$-	$-
Corporate bonds	-	-	2,114,270	(71,441)	2,114,270	(71,441)
Municipal bonds	-	-	-	-	-	-
Redeemable preferred stock	-	-	-	-	-	-
Mortgage backed and asset backed securities	-	-	651,830	(8,010)	651,830	(8,010)
Total fixed maturities	-	-	2,766,100	(79,451)	2,766,100	(79,451)
Equities:
Equities	1,026,307	(23,549)	8,209,041	(330,611)	9,235,348	(354,160)
Total available for sale	$1,026,307	$(23,549)	$10,975,141	$(410,062)	$12,001,448	$(433,611)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2018
Available for sale:
Fixed maturities:
US Treasury securities	$251,206	$(27,325)	$-	$-	$251,206	$(27,325)
Corporate bonds	11,743,222	(948,539)	830,239	(99,774)	12,573,461	(1,048,313)
Municipal bonds	2,114,260	(51,267)	859,305	(29,364)	2,973,565	(80,631)
Redeemable preferred stock	90,840	(8,720)	-	-	90,840	(8,720)
Mortgage backed and asset backed securities	544,714	(6,656)	2,448,551	(77,179)	2,993,265	(83,835)
Total fixed maturities	14,744,242	(1,042,507)	4,138,095	(206,317)	18,882,337	(1,248,824)
Equities:
Equities	3,312,528	(228,148)	7,440,504	(912,306)	10,753,032	(1,140,454)
Total available for sale	$18,056,770	$(1,270,655)	$11,578,599	$(1,118,623)	$29,635,369	$(2,389,278)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2019 was 29, which represented an unrealized loss of $433,611 of the aggregate carrying value of those securities. The 29 securities breakdown as follows: 11 bonds, 8 mortgage and asset backed securities, 1 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, 1 senior loan fund, and 4 common stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.     Fair Value Measurements (Continued)

The following table presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$611,769	$611,769	$-	$-
Corporate bonds	18,477,213	-	18,281,213	196,000
Municipal bonds	7,073,121	-	7,073,121	-
Redeemable preferred stock	102,320	-	102,320	-
Mortgage backed and asset backed securities	3,773,776	-	3,773,776	-
Total fixed maturities	30,038,199	611,769	29,230,430	196,000
Equities:
Equities	11,735,719	11,735,719	-	-
Total	$41,773,918	$12,347,488	$29,230,430	$196,000

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$569,940	$569,940	$-	$-
Corporate bonds	15,842,361	-	15,642,361	200,000
Municipal bonds	6,598,113	-	6,598,113	-
Redeemable preferred stock	90,840	-	90,840	-
Mortgage backed and asset backed securities	3,780,985	-	3,780,985	-
Total fixed maturities	26,882,239	569,940	26,112,299	200,000
Equities:
Equities	10,987,539	10,987,539	-	-
Total	$37,869,778	$11,557,479	$26,112,299	$200,000

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

The estimated fair values of the Company’s financial assets, excluding available for sale investments, and liabilities at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$3,943,050	$3,943,050	$2,077,646	$2,077,646
Investment income due and accrued	285,653	285,653	286,890	286,890
Policy loans	57,083	57,083	56,539	56,539
Total Financial Assets (excluding available for sale investments)	$4,285,786	$4,285,786	$2,421,075	$2,421,075

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$17,993,557	$17,429,418	$16,626,218	$15,361,164
Total Financial Liabilities	$17,993,557	$17,429,418	$16,626,218	$15,361,164

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended June 30, 2019 or 2018 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The estimated net operating loss carryforwards for the Company are $13,200,000 and $12,938,533 as of June 30, 2019 and December 31, 2018, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

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

The Company has evaluated subsequent events through August 9, 2019, the date on which the consolidated financial statements were issued.

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the six months ended June 30, 2019 and 2018 are summarized in the table below.  Total revenues increased 19%.

	Six Months Ended June 30,
	2019	2018
Income:	(unaudited)
Premium income	$4,920,690	$4,874,480
Net investment income	861,038	700,770
Net realized gain (loss) on sale of securities	(14,528)	(327)
Unrealized gain on equity sercurites	845,817	-
Other income	25,058	15,994
Total income	$6,638,075	$5,590,917

Insurance revenues for the three months ended June 30, 2019 and 2018 are summarized in the table below.

	Three Months Ended June 30,
	2019	2018
	(unaudited)
Income:
Premium income	$2,527,714	$2,442,384
Net investment income	451,106	377,624
Net realized gain on sale of securities	(14,528)	(327)
Unrealized gain on equity sercurites	118,614	-
Other income	12,259	6,748
Total income	$3,095,165	$2,826,429

Our 2019 first half revenues grew to $6,638,075, an increase of $1,047,158 from the 2018 first half revenues of $5,590,917. This increase is due the Company required implementation of a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income.

Premium revenue: Premium revenue for the first six months of 2019 was $4,920,690 compared to $4,874,480 in the first six months of 2018, an increase of $46,210 or 1%. When compared to the last six months of 2018, premium revenue has increased by almost $1 million.

Premium revenue for the three months ended June 30, 2019 was $2,527,714 compared to $2,442,384 in 2018, an increase of $85,330 or 3%. This growth was driven by our direct premiums which were at an all-time high in the second quarter.

Direct, assumed and ceded premiums for the six months ended June 30, 2019 and 2018 are summarized in the following table.

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Direct	$2,603,097	$2,308,604
Assumed	2,743,577	2,849,479
Ceded	(425,984)	(283,603)
Total	$4,920,690	$4,874,480

Direct, assumed and ceded premiums for the three months ended June 30, 2019 and 2018 are summarized in the following table.

	Three Months ended June 30,
	2019	2018
	(unaudited)
Direct	$1,411,318	$1,169,237
Assumed	1,339,784	1,443,873
Ceded	(223,387)	(170,726)
Total	$2,527,715	$2,442,384

The Company is pursuing new product and distribution opportunities to continue to increase premium production.

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Fixed maturities	$585,033	$467,178
Equity securities	285,076	246,591
Cash and short term investments	13,978	2,961
	884,087	716,730
Less investment expenses	(23,049)	(15,960)
	$861,038	$700,770

Net investment income for the first six months of 2019 was $861,038, compared to $700,770 in 2018, an increase of $160,268 or 23%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and annuity deposits, and an improvement in our book yield.

The components of net investment income for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,
	2019	2018
	(unaudited)
Fixed maturities	$282,739	$237,534
Equity securities	170,490	145,886
Cash and short term investments	9,779	2,214
	463,008	385,634
Less investment expenses	(11,902)	(8,010)
	$451,106	$377,624

Net investment income for the three months ended June 30, 2019 was $451,106, compared to $377,624 in 2018, an increase of $73,482 or 19%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and annuity deposits, and an improvement in our book yield.

Net realized gains (loss) on investments: The Company had a minimal amount of realized losses during the first half of 2019 and 2018.

Unrealized gain on equity securities: The Company was required to implement a new accounting standard in the first quarter of 2019 which requires that the unrealized gains and losses on equity securities be reported as income on the Consolidated Statements of Comprehensive Income (Loss). This resulted in a first half of 2019 gain of $845,817 and a second quarter of 2019 gain of $118,614. This new required line item will introduce significant volatility to our results as short-term fluctuations in the value of our equity securities is required to be a part of the results of our operations.

Other income: Other income for the six months ended June 30, 2019 was $25,058 compared to $15,994 in 2018, an increase of $9,064. Other income for the six months ended June 30, 2019 was $12,259 compared to $6,748 in 2018, an increase of $5,511.

Expenses. Expenses for the six months ended June 30, 2019 and 2018 are summarized in the table below.

	Six Months Ended June 30,
	2019	2018
Expenses:	(unaudited)
Death claims	$724,316	$404,212
Policyholder benefits	2,305,295	2,315,779
Increase in policyholder reserves	1,437,658	1,507,612
Commissions, net of deferrals	413,599	319,978
Amortization of deferred acquisition costs	180,727	210,614
Amortization of value of business acquired	10,152	10,152
Salaries & benefits	502,727	543,340
Other operating expenses	722,515	858,816
Total expense	$6,296,989	$6,170,503

Expenses for the three months ended June 30, 2019 and 2018 are summarized in the table below.

	Three Months Ended June 30,
	2019	2018
	(unaudited)
Expenses:
Death claims	$328,649	$168,838
Policyholder benefits	1,168,467	1,188,097
Increase in policyholder reserves	757,098	710,976
Commissions, net of deferrals	194,064	167,821
Amortization of deferred acquisition costs	117,825	120,259
Amortization of value of business acquired	5,076	5,076
Salaries & benefits	250,895	268,492
Other operating expenses	307,873	373,698
Total expense	$3,129,947	$3,003,257

Death and other benefits: Death benefits were $724,316 in the six months ended June 30, 2019 compared to $404,212 in 2018, an increase of $320,104. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $328,649 in the three months ended June 30, 2019 compared to $168,838 in 2018, an increase of $159,811. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $2,305,295 in the six months ended June 30, 2019 compared to $2,315,779 in 2018, a decrease of $10,484. The primary driver of this decrease is a reduction in assumed benefits.

Policyholder benefits were $1,168,467 in the three months ended June 30, 2019 compared to $1,188,097 in 2018, a decrease of $19,630. The primary driver of this decrease is a reduction in assumed benefits.

Increase in policyholder reserves: Policyholder reserves increased $1,437,658 in the six months ended June 30, 2019, compared to $1,507,612 in 2018, a decrease of $69,954. The reduction in reserve increase is the result of the release of reserves to support claim payments.

Policyholder reserves increased $757,098 in the three months ended June 30, 2019, compared to $710,976 in 2018, an increase of $46,122. The reserve increase is the result of higher pre-need sales during the second quarter.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $413,599 in the six months ended June 30, 2019, compared to $319,978 in 2018, an increase of $93,621. This increase is driven by an increase in group premiums.

Commissions, net of deferrals, were $194,064 in the three months ended June 30, 2019, compared to $167,821 in 2018, an increase of $26,243. This increase is driven by an increase in group premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $180,727 in the six months ended June 30, 2019, compared to $210,614 in 2018, a decrease of $29,887. The amortization decrease is attributable to a reduction in amortization of pre-need commissions and to reduced margins on our American Life block of policies.

The amortization of deferred acquisition costs was $117,825 in the three months ended June 30, 2019, compared to $120,259 in 2018, a decrease of $2,434.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $10,152 in the six months ended June 30, 2019 and 2018. Our VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years. The amortization of value of business acquired (“VOBA”) was $5,076 in the three months ended June 30, 2019 and 2018.

Salaries and benefits: Salaries and benefits were $502,727 for the six months ended June 30, 2019, compared to $543,340 in 2018, a decrease of $40,613 or 7%. Staffing costs decreased due to a reduction in the number of employees and a reduction in employee benefit costs.

Salaries and benefits were $250,895 for the three months ended June 30, 2019, compared to $268,492 in 2018, a decrease of $17,597. Staffing costs decreased due to a reduction in the number of employees and a reduction in employee benefit costs.

Other expenses: Other operating expenses were $722,515 in the six months ended June 30, 2019, compared to $858,816 in 2018, a decrease of $136,301 or 16%. Operating costs were driven lower due to decreased information technology costs and decreased selling and marketing expenses and lower than expected costs associated with our USALSC-Montana acquisition.

Other operating expenses were $307,873 in the three months ended June 30, 2019, compared to $373,698 in 2018, a decrease of $65,825 or 18%. Operating costs were driven lower due to decreased information technology costs and decreased selling and marketing expenses and lower than expected costs associated with our USALSC-Montana acquisition. This was partially offset by increased accounting and actuarial fees.

Net Income: Our net income was $341,086 in the six months ended June 30, 2019 compared to a net loss of $579,586 in the same period of 2018, an increase of $920,672. Our net income per share increased to $0.04 from a net loss of $0.08 in 2018, basic and diluted. This increase is primarily attributable to income from unrealized gains on our equity securities.

For the three months ended June 30, 2019, we experienced a small net loss of 34,782 compared to a net loss of $176,828 in 2018. Net loss per share was $0.00 for 2019 compared to $0.02 in 2018.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $50,308,241 as of June 30, 2019, an increase of $5,779,252 or 13% from December 31, 2018. This is primarily the result of the growth of our business and by an increase in the market value of our investments.

Available for sale fixed maturity securities: As of June 30, 2019, we had available for sale fixed maturity assets of $30,038,199, an increase of $3,155,960 or 12% from the December 31, 2018 balance of $26,882,239. The increase is driven by the purchase of additional assets and an increase in the market value of these securities.

Available for sale equity securities: As of June 30, 2019, we had available for sale equity assets of $11,735,719, an increase of $748,180 from the December 31, 2018 balance of $10,987,539. This growth is driven by an increase in the market value of our equity securities.

Policy loans: As of June 30, 2019, our policy loans were $57,083, an increase of $544 from the December 31, 2018 balance of $56,539. The increase is the result of normal loan activity.

Cash and cash equivalents: As of June 30, 2019, we had cash and cash equivalent assets of $3,943,050, an increase of $1,865,404 from the December 31, 2018 balance of $2,077,646. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of June 30, 2019, our investment income due and accrued was $285,653 compared to $286,890 as of December 31, 2018, a decrease of $1.237. This decrease is attributable to normal investment activity.

Reinsurance related assets: As of June 30, 2019, our reinsurance related assets were $181,359, an increase of $19,513 from the December 31, 2018 balance of $161,846. This increase was driven by an increase in the amounts receivable on our reinsurance business.

Deferred acquisition costs, net: As of June 30, 2019, our deferred acquisition costs were $2,752,733, a decrease of $4,671 from the December 31, 2018 balance of $2,757,404. The decrease is driven by amortization of costs deferred on our coinsurance agreement with ALSC.

Value of business acquired, net: As of June 30, 2019, our value of business acquired asset was $570,145, a decrease of $10,152 from the December 31, 2018 balance of $580,297. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC. The decrease is the result of amortization of the asset.

Property, equipment and software, net: As of June 30, 2019, our property, equipment and software assets were $48,959, a decrease of $5,119 from the December 31, 2018 balance of $54,078. This decrease is a result of normal amortization during the period.

Goodwill: As of June 30, 2019, our goodwill was $277,542 and was unchanged from the December 31, 2018 balance. Goodwill was established as a result of our merger with Northern Plains.

Other assets: As of June 30, 2019, our other assets were $417,799, an increase of $10,830 from the December 31, 2018 balance of $406,969. This increase was the result of an increase in our pre-paid assets.

Liabilities. Our total liabilities were $34,588,743 as of June 30, 2019, an increase of $2,692,420 or 8% from our December 31, 2018 liability of $31,896,323. This increase is driven by an increase in our policyholder liabilities.

Policy liabilities: Our total policy liabilities as of June 30, 2019 were $34,406,616, an increase of $2,850,087 or 9% from the December 31, 2018 balance of $31,556,529. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of June 30, 2019, our accounts payable and accrued expenses were $167,948, a decrease of $143,134 from the December 31, 2018 balance of $311,082. This decrease is driven by the release of expense accruals associated with our USALSC-Montana acquisition.

Other liabilities: As of June 30, 2019, our other liabilities were $14,179, a decrease of $14,533 from the December 31, 2018 balance of $28,712.

Shareholders’ Equity. Our shareholders’ equity was $15,719,498 as of June 30, 2019, an increase of 3,086,832 or 24% from our December 31, 2018 shareholders’ equity of $12,632,666. The increase in shareholders’ equity was driven by an increase in other comprehensive income and our net income during the period. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$611,769	1.3%	$569,940	1.4%
Corporate bonds	18,477,213	40.4%	15,842,361	39.7%
Municipal bonds	7,073,121	15.5%	6,598,113	16.5%
Redeemable preferred stocks	102,320	0.2%	90,840	0.2%
Mortgage backed and asset backed securities	3,773,776	8.3%	3,780,985	9.5%
Total fixed maturities	30,038,199	65.7%	26,882,239	67.3%
Equities	11,735,719	25.7%	10,987,539	27.5%
Cash and cash equivalents	3,943,050	8.6%	2,077,646	5.2%
Total	$45,716,968	100.0%	$39,947,424	100.0%

The total value of our investments and cash and cash equivalents increased to $45,716,968 as of June 30, 2019 from $39,947,424 at December 31, 2018, an increase of $5,769,544 or 14%. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC and an increase in the fair value of our invested assets.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,200,536	4.0%	$1,690,399	6.3%
AA	8,381,021	27.9%	7,933,254	29.5%
A	7,127,438	23.7%	6,173,746	23.0%
BBB	12,831,651	42.7%	10,551,468	39.3%
BB	301,553	1.0%	333,372	1.2%
Not Rated - Private Placement	196,000	0.7%	200,000	0.7%
Total	$30,038,199	100.0%	$26,882,239	100.0%

Reflecting the high quality of securities maintained by us, 98.1% of all fixed maturity securities were investment grade as of December 31, 2018. As of June 30, 2019, 98.3% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
After one year through five years	$1,426,791	$1,463,196	$1,472,228	$1,462,745
After five years through ten years	2,436,981	2,583,369	2,101,676	2,055,173
More than 10 years	20,861,848	22,115,538	20,430,838	19,492,496
Redeemable preferred stocks	99,560	102,320	99,560	90,840
Mortgage backed and asset backed securities	3,711,264	3,773,776	3,853,395	3,780,985
Total amortized cost and fair value	$28,536,444	$30,038,199	$27,957,697	$26,882,239

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

Liquidity and Capital Resources

Our operations have generated operating losses since we were incorporated in 2009.  In the first six months of 2019, USAC has been profitable.

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

Net cash provided by operating activities was $1,171,351 for the six months ended June 30, 2019. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $502,607. The primary use of cash was the purchase of available for sale securities. Cash provided by financing activities was $1,196,660. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At June 30, 2019, we had cash and cash equivalents totaling $3,943,050. We believe that our existing cash and cash equivalents and premiums from our insurance operations will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.  USALSC is a member of the Federal Home Loan Bank of Topeka which further increases the liquidity option available to the Company.

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

As required by Exchange Act Rule 13a-15(b), management of the Company, including the Chief Executive Officer and the Vice President conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Vice President concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the exchange act.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2019, the Company issued 1,321 shares of common stock, for aggregate consideration of $9,247, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended June 30, 2019, the Company issued 12,361 shares of common stock, for aggregate consideration of $86,527, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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