Form 10-Q
period 2019-09-30
US Alliance Corp
filed 2019-11-06
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

Common stock, $0.10 par value

7,732,682 shares outstanding

as of November 1, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $28,637,496 and $27,957,697 as of September 30, 2019 and December 31, 2018, respectively)	$31,122,483	$26,882,239
Available for sale equity securities (cost: $11,987,770 and $12,096,488 as of September 30, 2019 and December 31, 2018, respectively)	11,851,019	10,987,539
Policy loans	68,774	56,539
Total investments	43,042,276	37,926,317

Cash and cash equivalents	5,145,539	2,077,646
Investment income due and accrued	306,343	286,890
Reinsurance related assets	174,827	161,846
Deferred acquisition costs, net	2,719,094	2,757,404
Value of business acquired, net	565,069	580,297
Property, equipment and software, net	46,400	54,078
Goodwill	277,542	277,542
Other assets	400,282	406,969
Total assets	$52,677,372	$44,528,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$18,720,202	$16,626,218
Policyholder benefit reserves	16,742,746	14,697,519
Dividend accumulation	126,575	176,056
Advance premiums	96,708	56,736
Total policy liabilities	35,686,231	31,556,529

Accounts payable and accrued expenses	103,679	311,082
Other liabilities	17,595	28,712
Total liabilities	35,807,505	31,896,323

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,732,570 and 7,650,551 shares as of September 30, 2019 and December 31, 2018, respectively	773,258	765,056
Additional paid-in capital	23,254,393	22,989,443
Accumulated deficit	(9,652,632)	(8,937,404)
Accumulated other comprehensive income (loss)	2,494,848	(2,184,429)
Total shareholders' equity	16,869,867	12,632,666

Total liabilities and shareholders' equity	$52,677,372	$44,528,989

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Income:
Premium income	$6,983,705	$6,651,103	$2,063,015	$1,776,623
Net investment income	1,303,757	1,047,330	442,719	370,207
Net realized gain (loss) on sale of securities	(13,985)	(327)	543	-
Unrealized gain on equity securites	951,575	-	105,758	-
Other income	40,454	27,648	15,396	11,654
Total income	9,265,506	7,725,754	2,627,431	2,158,484

Expenses:
Death claims	1,022,585	633,206	298,269	228,994
Policyholder benefits	3,267,898	3,056,358	962,603	740,579
Increase in policyholder reserves	1,997,786	2,112,259	560,128	604,647
Commissions, net of deferrals	571,543	440,391	157,944	120,413
Amortization of deferred acquisition costs	293,032	313,860	112,305	103,246
Amortization of value of business acquired	15,228	15,228	5,076	5,076
Salaries & benefits	773,400	781,952	270,673	238,612
Other operating expenses	940,502	1,155,973	217,987	320,804
Total expense	8,881,974	8,509,227	2,584,985	2,362,371

Net lncome (loss)	$383,532	$(783,473)	$42,446	$(203,887)

Net income (loss) per common share, basic and diluted	$0.05	$(0.11)	$0.01	$(0.03)

Unrealized net holding gains (losses) arising during the period	3,566,532	(1,647,863)	993,217	(143,416)
Cumulative effect, adoption of accounting guidance on equity securities	1,098,760	-	-	-
Reclassification adjustment for (gains) losses included in net loss	13,985	327	(543)	-
Other comprehensive income (loss)	4,679,277	(1,647,536)	992,674	(143,416)

Comprehensive income (loss)	$5,062,809	$(2,431,009)	$1,035,120	$(347,303)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended September 30, 2019 and 2018 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	204,553	20,455	1,411,416	-	-	1,431,871
Costs associated with common stock issued	-	-	(417,088)	-	-	(417,088)
Other comprehensive loss	-	-	-	(1,647,536)	-	(1,647,536)
Net loss	-	-	-	-	(783,473)	(783,473)
Balance, September 30, 2018	7,515,492	$751,550	$22,274,765	$(1,242,098)	$(9,264,741)	$12,519,476

Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	82,019	8,202	565,931	-	-	574,133
Costs associated with common stock issued	-	-	(300,981)	-	-	(300,981)
Cumulative effect, adoption of accounting guidance for equity sercurities	-	-	-	-	(1,098,760)	(1,098,760)
Other comprehensive income	-	-	-	4,679,277	-	4,679,277
Net income	-	-	-	-	383,532	383,532
Balance, September 30, 2019	7,732,570	$773,258	$23,254,393	$2,494,848	$(9,652,632)	$16,869,867

See Notes to Consolidated Financial Statements.

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, June 30, 2018	7,453,287	$745,330	$21,985,207	$(1,098,682)	$(9,060,854)	$12,571,001
Common stock issued, $7 per share	62,205	6,221	429,215	-	-	435,435
Costs associated with common stock issued	-	-	(139,657)	-	-	(139,657)
Other comprehensive loss	-	-	-	(143,416)	-	(143,416)
Net loss	-	-	-	-	(203,887)	(203,887)
Balance, September 30, 2018	7,515,492	$751,550	$22,274,765	$(1,242,098)	$(9,264,741)	$12,519,476

Balance, June 30, 2019	7,707,090	$770,710	$23,141,692	$1,502,174	$(9,695,078)	$15,719,498
Common stock issued, $7 per share	25,480	2,548	175,812	-	-	178,360
Costs associated with common stock issued	-	-	(63,111)	-	-	(63,111)
Cumulative effect, adoption of accounting guidance for equity sercurities	-	-	-	-	-	-
Other comprehensive income	-	-	-	992,674	-	992,674
Net income	-	-	-	-	42,446	42,446
Balance, September 30, 2019	7,732,570	$773,258	$23,254,393	$2,494,848	$(9,652,632)	$16,869,867

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$383,532	$(783,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,678	26,606
Net realized losses on the sale of securities	13,985	327
Unrealized gain on equity securities	(951,575)	-
Amortization of investment securities, net	27,664	42,394
Deferred acquisition costs capitalized	(254,723)	(216,426)
Deferred acquisition costs amortized	293,033	313,860
Value of business acquired amortized	15,228	15,228
Interest credited on deposit type contracts	495,623	409,794
(Increase) decrease in operating assets:
Investment income due and accrued	(19,453)	(50,768)
Reinsurance related assets	(12,981)	80,953
Other assets	6,687	65,573
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,045,227	2,140,629
Dividend Accumulation	(49,481)	-
Advance premiums	39,972	37,426
Other liabilities	(11,117)	5,929
Accounts payable and accrued expenses	(207,403)	(9,031)
Net cash provided by operating activities	1,821,896	2,079,021

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(1,230,636)	(2,756,884)
Purchase of equity investments	(179,496)	(1,055,592)
Proceeds from fixed income sales and repayments	528,750	248,077
Proceeds from equity sales and repayments	268,101	-
Interest on policy loans	(675)	(1,842)
Increase in policy loans	(11,560)	(6,619)
Purchase of property, equipment and software	-	(5,334)
Net cash used in investing activities	(625,516)	(3,578,194)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	2,779,027	2,969,466
Withdrawals on deposit-type contracts	(1,180,666)	(1,155,056)
Proceeds received from issuance of common stock, net of costs of issuance	273,152	1,014,783
Net cash provided by financing activities	1,871,513	2,829,193

Net increase in cash and cash equivalents	3,067,893	1,330,020

Cash and Cash Equivalents:
Beginning	2,077,646	651,809
Ending	$5,145,539	$1,981,829

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

The results of operation for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2018.

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

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2019, and December 31, 2018, the company had 7,732,570 and 7,650,551 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended September 30, 2019 and 2018 were 7,715,583 and 7,474,022 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2019 and 2018 were 7,681,612 and 7,368,451 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and nine months ended September 30, 2019 and 2018.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

New accounting standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. However, the Company does not currently generate fee income.  The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.

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

The updated guidance is effective for reporting periods beginning after December 15, 2019.  Early adoption is permitted for reporting periods beginning after December 15, 2018.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2022. The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

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

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts.” ASU 2018-12 requires periodic reassessment of actuarial and discount rate assumptions used in the valuation of policyholder liabilities and deferred acquisition costs arising from the issuance of long-duration insurance and reinsurance contracts, with the effects of the changes in cash flow assumptions reflected in earnings and the effects of changes in discount rate assumptions reflected in other comprehensive income. Under current accounting guidance, the actuarial and discount rate assumptions are set at the contract inception date and not subsequently changed, except in limited circumstances. ASU 2018-12 also requires new disclosures and is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$606,686	$23,630	$-	$630,316
Corporate bonds	17,755,495	1,629,401	(10,417)	19,374,479
Municipal bonds	6,542,899	743,660	-	7,286,559
Redeemable preferred stock	99,560	7,360	-	106,920
Mortgage backed and asset backed securities	3,632,856	96,244	(4,891)	3,724,209
Total fixed maturities	28,637,496	2,500,295	(15,308)	31,122,483
Equities:
Equities	11,987,770	135,371	(272,122)	11,851,019
Total available for sale	$40,625,266	$2,635,666	$(287,430)	$42,973,502

	December 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$597,265	$-	$(27,325)	$569,940
Corporate bonds	16,847,623	43,051	(1,048,313)	15,842,361
Municipal bonds	6,559,854	118,890	(80,631)	6,598,113
Redeemable preferred stock	99,560	-	(8,720)	90,840
Mortgage backed and asset backed securities	3,853,395	11,425	(83,835)	3,780,985
Total fixed maturities	27,957,697	173,366	(1,248,824)	26,882,239
Equities:
Equities	12,096,488	31,505	(1,140,454)	10,987,539
Total available for sale	$40,054,185	$204,871	$(2,389,278)	$37,869,778

The amortized cost and fair value of debt securities as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$99,982	$100,248	$-	$-
After one year through five years	1,373,790	1,417,814	1,472,228	1,462,745
After five years through ten years	3,336,835	3,624,467	2,101,676	2,055,173
More than 10 years	20,094,473	22,148,825	20,430,838	19,492,496
Redeemable preferred stocks	99,560	106,920	99,560	90,840
Mortgage backed and asset backed securities	3,632,856	3,724,209	3,853,395	3,780,985
Total amortized cost and fair value	$28,637,496	$31,122,483	$27,957,697	$26,882,239

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first nine months of 2019 and 2018 were $796,851 and $248,077 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2019	2018
Gross gains	$4,601	$530
Gross losses	(18,586)	(857)
Net security gains (losses)	$(13,985)	$(327)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended September 30, 2019 and 2018 were $135,587 and $64,851 respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2019	2018
Gross gains	$650	$-
Gross losses	(107)	-
Net security gains	$543	$-

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2019			(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$-	$-	$-	$-
Corporate bonds	253,833	(2,170)	562,791	(8,247)	816,624	(10,417)
Municipal bonds	-	-	-	-	-	-
Redeemable preferred stock	-	-	-	-	-	-
Mortgage backed and asset backed securities	50,349	(1,199)	318,956	(3,692)	369,305	(4,891)
Total fixed maturities	304,182	(3,369)	881,747	(11,939)	1,185,929	(15,308)
Equities:
Equities	991,555	(25,623)	8,206,452	(246,499)	9,198,007	(272,122)
Total available for sale	$1,295,737	$(28,992)	$9,088,199	$(258,438)	$10,383,936	$(287,430)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2018
Available for sale:
Fixed maturities:
US Treasury securities	$251,206	$(27,325)	$-	$-	$251,206	$(27,325)
Corporate bonds	11,743,222	(948,539)	830,239	(99,774)	12,573,461	(1,048,313)
Municipal bonds	2,114,260	(51,267)	859,305	(29,364)	2,973,565	(80,631)
Redeemable preferred stock	90,840	(8,720)	-	-	90,840	(8,720)
Mortgage backed and asset backed securities	544,714	(6,656)	2,448,551	(77,179)	2,993,265	(83,835)
Total fixed maturities	14,744,242	(1,042,507)	4,138,095	(206,317)	18,882,337	(1,248,824)
Equities:
Equities	3,312,528	(228,148)	7,440,504	(912,306)	10,753,032	(1,140,454)
Total available for sale	$18,056,770	$(1,270,655)	$11,578,599	$(1,118,623)	$29,635,369	$(2,389,278)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2019 was 22, which represented an unrealized loss of $287,430 of the aggregate carrying value of those securities. The 22 securities breakdown as follows: 5 bonds, 7 mortgage and asset backed securities, 1 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, 1 senior loan fund, and 4 common stock.  The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2018 was 140, which represented an unrealized loss of $2,389,278 of the aggregate carrying value of those securities. The 140 securities breakdown as follows: 97 bonds, 28 mortgage and asset backed securities, 7 common stocks, 3 preferred stocks, 2 high yield corporate bond funds, 2 preferred stock index funds, and 1 senior loan fund.   The Company determined that no securities were considered to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018.

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

The following table presents the amounts of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$630,316	$630,316	$-	$-
Corporate bonds	19,374,479	-	19,182,879	191,600
Municipal bonds	7,286,559	-	7,286,559	-
Redeemable preferred stock	106,920	-	106,920	-
Mortgage backed and asset backed securities	3,724,209	-	3,724,209	-
Total fixed maturities	31,122,483	630,316	30,300,567	191,600
Equities:
Equities	11,851,019	11,851,019	-	-
Total	$42,973,502	$12,481,335	$30,300,567	$191,600

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$569,940	$569,940	$-	$-
Corporate bonds	15,842,361	-	15,642,361	200,000
Municipal bonds	6,598,113	-	6,598,113	-
Redeemable preferred stock	90,840	-	90,840	-
Mortgage backed and asset backed securities	3,780,985	-	3,780,985	-
Total fixed maturities	26,882,239	569,940	26,112,299	200,000
Equities:
Equities	10,987,539	10,987,539	-	-
Total	$37,869,778	$11,557,479	$26,112,299	$200,000

Note 3.     Fair Value Measurements (Continued)

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

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$5,145,539	$5,145,539	$2,077,646	$2,077,646
Investment income due and accrued	306,343	306,343	286,890	286,890
Policy loans	68,774	68,774	56,539	56,539
Total Financial Assets (excluding available for sale investments)	$5,520,656	$5,520,656	$2,421,075	$2,421,075

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$18,720,202	$18,540,934	$16,626,218	$15,361,164
Total Financial Liabilities	$18,720,202	$18,540,934	$16,626,218	$15,361,164

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended September 30, 2019 or 2018 due to the lack of taxable net income generated by the Company and the 100% valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $11,960,960 and $12,938,533 as of September 30, 2019 and December 31, 2018, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The net deferred tax asset is offset 100 percent by the valuation allowance.

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

The Company has evaluated subsequent events through November 6, 2019, the date on which the consolidated financial statements were issued.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive income (loss).

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the nine months ended September 30, 2019 and 2018 are summarized in the table below.

	Nine Months Ended September 30,
	2019	2018
Income:	(unaudited)
Premium income	$6,983,705	$6,651,103
Net investment income	1,303,757	1,047,330
Net realized gain (loss) on sale of securities	(13,985)	(327)
Unrealized gain on equity securites	951,575	-
Other income	40,454	27,648
Total income	$9,265,506	$7,725,754

Insurance revenues for the three months ended September 30, 2019 and 2018 are summarized in the table below.

	Three Months Ended September 30,
	2019	2018
	(unaudited)
Income:
Premium income	$2,063,015	$1,776,623
Net investment income	442,719	370,207
Net realized gain (loss) on sale of securities	543	-
Unrealized gain on equity securites	105,758	-
Other income	15,396	11,654
Total income	$2,627,431	$2,158,484

Our 2019 first nine months revenues grew to $9,265,506, an increase of $1,539,752 from the 2018 first nine months revenues of $7,725,754. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income.

Premium revenue: Premium revenue for the first nine months of 2019 was $6,983,705 compared to $6,651,103 in the first nine months of 2018, an increase of $332,602. The increase is driven by growth in direct, recurring premiums.

Premium revenue for the three months ended September 30, 2019 was $2,063,015 compared to $1,776,623 in 2018, an increase of $286,392. This growth was driven by growth in our direct, recurring premiums.

Direct, assumed and ceded premiums for the nine months ended September 30, 2019 and 2018 are summarized in the following table.

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Direct	$3,868,350	$3,401,876
Assumed	3,723,457	3,689,412
Ceded	(608,102)	(440,185)
Total	$6,983,705	$6,651,103

Direct, assumed and ceded premiums for the three months ended September 30, 2019 and 2018 are summarized in the following table.

	Three Months ended September 30,
	2019	2018
	(unaudited)
Direct	$1,265,253	$1,093,272
Assumed	979,880	839,933
Ceded	(182,118)	(156,582)
Total	$2,063,015	$1,776,623

The Company is pursuing new product and distribution opportunities to continue to increase premium production.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Fixed maturities	$873,443	$712,841
Equity securities	440,426	387,221
Cash and short term investments	23,772	7,485
	1,337,641	1,107,547
Less investment expenses	(33,884)	(60,217)
	$1,303,757	$1,047,330

Net investment income for the first nine months of 2019 was $1,303,757, compared to $1,047,330 in 2018, an increase of $256,427 or 24%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and annuity deposits, and an improvement in our book yield.

The components of net investment income for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
	(unaudited)
Fixed maturities	$288,410	$245,663
Equity securities	155,350	140,630
Cash and short term investments	9,794	4,524
	453,554	390,817
Less investment expenses	(10,835)	(20,610)
	$442,719	$370,207

Net investment income for the three months ended September 30, 2019 was $442,719, compared to $370,207 in 2018, an increase of $72,512 or 20%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and annuity deposits, and an improvement in our book yield.

Net realized gains on investments: The Company had a minimal amount of realized gains and losses during the first nine months of 2019 and 2018.

Unrealized gain on equity securities: The Company was required to implement a new accounting standard in the first quarter of 2019 which requires that the unrealized gains and losses on equity securities be reported as income on the Consolidated Statements of Comprehensive Income (Loss). This resulted in a first nine months of 2019 gain of $951,575 and a third quarter of 2019 gain of $105,758. This new required line item will introduce significant volatility to our results as short-term fluctuations in the value of our equity securities is required to be a part of the results of our operations.

Other income: Other income for the nine months ended September 30, 2019 was $40,454 compared to $27,648 in 2018, an increase of $12,806. Other income for the three months ended September 30, 2019 was $15,396 compared to $11,654 in 2018, an increase of $3,742.

Expenses. Expenses for the nine months ended September 30, 2019 and 2018 are summarized in the table below.

	Nine Months Ended September 30,
	2019	2018
Expenses:	(unaudited)
Death claims	$1,022,585	$633,206
Policyholder benefits	3,267,898	3,056,358
Increase in policyholder reserves	1,997,786	2,112,259
Commissions, net of deferrals	571,543	440,391
Amortization of deferred acquisition costs	293,032	313,860
Amortization of value of business acquired	15,228	15,228
Salaries & benefits	773,400	781,952
Other operating expenses	940,502	1,155,973
Total expense	$8,881,974	$8,509,227

Expenses for the three months ended September 30, 2019 and 2018 are summarized in the table below.

	Three Months Ended September 30,
	2019	2018
	(unaudited)
Expenses:
Death claims	$298,269	$228,994
Policyholder benefits	962,603	740,579
Increase in policyholder reserves	560,128	604,647
Commissions, net of deferrals	157,944	120,413
Amortization of deferred acquisition costs	112,305	103,246
Amortization of value of business acquired	5,076	5,076
Salaries & benefits	270,673	238,612
Other operating expenses	217,987	320,804
Total expense	$2,584,985	$2,362,371

Death and other benefits: Death benefits were $1,022,585 in the nine months ended September 30, 2019 compared to $633,206 in 2018, an increase of $389,379. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $298,269 in the three months ended September 30, 2019 compared to $228,994 in 2018, an increase of $69,275. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $3,267,898 in the nine months ended September 30, 2019 compared to $3,056,358 in 2018, an increase of $211,540. The primary driver of this increase is an increase in benefits assumed from Unified Life and an increase in interest credited on our annuity contracts.

Policyholder benefits were $962,603 in the three months ended September 30, 2019 compared to $740,579 in 2018, an increase of $222,024. The primary driver of this increase is an increase in benefits assumed from Unified Life and an      increase in interest credited on our annuity contracts.

Increase in policyholder reserves: Policyholder reserves increased $1,997,786 in the nine months ended September 30, 2019, compared to $2,112,259 in 2018, a decrease of $114,473. The reduction in reserve increase is the result of the release of reserves to support claim payments.

Policyholder reserves increased $560,128 in the three months ended September 30, 2019, compared to $604,647 in 2018, a decrease of $44,519. The reduction in reserve increase is the result of the release of reserves to support claim payments.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $571,543 in the nine months ended September 30, 2019, compared to $440,391 in 2018, an increase of $131,152. This increase is driven by an increase in group premiums.

Commissions, net of deferrals, were $157,944 in the three months ended September 30, 2019, compared to $120,413 in 2018, an increase of $37,531. This increase is driven by an increase in group premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $293,032 in the nine months ended September 30, 2019, compared to $313,860 in 2018, a decrease of $20,828. The amortization decrease is attributable to a reduction in amortization of pre-need commissions and to reduced margins on our American Life block of policies.

The amortization of deferred acquisition costs was $112,305 in the three months ended September 30, 2019, compared to $103,246 in 2018, an increase of $9,059.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $15,228 in the nine months ended September 30, 2019 and 2018. Our VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years. The amortization of value of business acquired (“VOBA”) was $5,076 in the three months ended September 30, 2019 and 2018.

Salaries and benefits: Salaries and benefits were $773,400 for the nine months ended September 30, 2019, compared to $781,952 in 2018, a decrease of $8,552. Staffing costs are in line with the prior year.

Salaries and benefits were $270,673 for the three months ended September 30, 2019, compared to $238,612 in 2018, an increase of $32,061. The third quarter of 2018 salaries were the lowest in over two years.

Other expenses: Other operating expenses were $940,502 in the nine months ended September 30, 2019, compared to $1,155,973 in 2018, a decrease of $215,471. Operating costs were driven lower due to decreased information technology costs and decreased selling and marketing expenses and lower than expected costs associated with our USALSC-Montana acquisition.

Other operating expenses were $217,987 in the three months ended September 30, 2019, compared to $320,804 in 2018, a decrease of $102,817. Operating costs were driven lower due to decreased information technology costs and decreased selling and marketing expenses. We also recovered a loan balance from a producer that had been previously written off.

Net Income: Our net income was $383,532 in the nine months ended September 30, 2019 compared to a net loss of $783,473 in the same period of 2018, an increase of $1,167,005. Our net income per share increased to $0.05 from a net loss of $0.11 in 2018, basic and diluted. This increase is primarily attributable to income from unrealized gains on our equity securities. For the three months ended September 30, 2019, we experienced a net gain of $42,446 compared to a net loss of $203,887 in 2018. Net income per share was $0.01 for 2019 compared to a loss of $0.03 in 2018.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $52,677,372 as of September 30, 2019, an increase of $8,148,383 from December 31, 2018. This is primarily the result of the growth of our business and by an increase in the market value of our investments.

Available for sale fixed maturity securities: As of September 30, 2019, we had available for sale fixed maturity assets of $31,122,483, an increase of $4,240,244 from the December 31, 2018 balance of $26,882,239. The increase is driven by the purchase of additional assets and an increase in the market value of these securities.

Available for sale equity securities: As of September 30, 2019, we had available for sale equity assets of $11,851,019, an increase of $863,480 from the December 31, 2018 balance of $10,987,539. This growth is driven by an increase in the market value of our equity securities.

Policy loans: As of September 30, 2019, our policy loans were $68,774, an increase of $12,235 from the December 31, 2018 balance of $56,539. The increase is the result of normal loan activity.

Cash and cash equivalents: As of September 30, 2019, we had cash and cash equivalent assets of $5,145,539, an increase of $3,067,893 from the December 31, 2018 balance of $2,077,646. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of September 30, 2019, our investment income due and accrued was $306,343 compared to $286,890 as of December 31, 2018. This increase is attributable to normal investment activity.

Reinsurance related assets: As of September 30, 2019, our reinsurance related assets were $174,827, an increase of $12,981 from the December 31, 2018 balance of $161,846. This decrease was driven by an increase in the amounts receivable on our reinsurance business.

Deferred acquisition costs, net: As of September 30, 2019, our deferred acquisition costs were $2,719,094, a decrease of $38,310 from the December 31, 2018 balance of $2,757,404. The decrease is driven by amortization of costs deferred on our coinsurance agreement with ALSC offset by deferred acquisition costs on our direct business.

Value of business acquired, net: As of September 30, 2019, our value of business acquired asset was $565,069, a decrease of $15,228 from the December 31, 2018 balance of $580,297. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC. The decrease is the result of amortization of the asset.

Goodwill: As of September 30, 2019, our goodwill was $277,542 and was unchanged from the December 31, 2018 balance. Goodwill was established as a result of our merger with Northern Plains.

Property, equipment and software, net: As of September 30, 2019, our property, equipment and software assets were $46,400, a decrease of $7,678 from the December 31, 2018 balance of $54,078. This decrease is a result of normal amortization during the period.

Other assets: As of September 30, 2019, our other assets were $400,282, a decrease of $6,687 from the December 31, 2018 balance of $406,969. This decrease was the result of an decrease in our pre-paid assets.

Liabilities. Our total liabilities were $35,807,505 as of September 30, 2019, an increase of $3,911,182 from our December 31, 2018 liability of $31,896,323. This increase is driven by an increase in our policyholder liabilities.

Policy liabilities: Our total policy liabilities as of September 30, 2019 were $35,686,231, an increase of $4,129,702 from the December 31, 2018 balance of $31,556,529. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of September 30, 2019, our accounts payable and accrued expenses were $103,679, a decrease of $207,403 from the December 31, 2018 balance of $311,082. This decrease is driven by the release of expense accruals associated with our USALSC-Montana acquisition.

Other liabilities: As of September 30, 2019, our other liabilities were $17,595, a decrease of $11,117 from the December 31, 2018 balance of $28,712.

Shareholders’ Equity. Our shareholders’ equity was $16,869,867 as of September 30, 2019, an increase of $4,237,201 from our December 31, 2018 shareholders’ equity of $12,632,666. The increase in shareholders’ equity was driven by an increase in other comprehensive income and our net income during the period. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$630,316	1.3%	$569,940	1.4%
Corporate bonds	19,374,479	40.4%	15,842,361	39.7%
Municipal bonds	7,286,559	15.1%	6,598,113	16.5%
Redeemable preferred stocks	106,920	0.2%	90,840	0.2%
Mortgage backed and asset backed securities	3,724,209	7.7%	3,780,985	9.5%
Total fixed maturities	31,122,483	64.7%	26,882,239	67.3%
Equities	11,851,019	24.6%	10,987,539	27.5%
Cash and cash equivalents	5,145,539	10.7%	2,077,646	5.2%
Total	$48,119,041	100.0%	$39,947,424	100.0%

The total value of our investments and cash and cash equivalents increased to $48,119,041 as of September 30, 2019 from $39,947,424 at December 31, 2018, an increase of $8,171,617. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC and an increase in the fair value of our invested assets.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,191,475	3.8%	$1,690,399	6.3%
AA	8,524,704	27.4%	7,933,254	29.5%
A	7,777,510	25.0%	6,173,746	23.0%
BBB	13,107,544	42.1%	10,551,468	39.3%
BB	329,650	1.1%	333,372	1.2%
Not Rated - Private Placement	191,600	0.6%	200,000	0.7%
Total	$31,122,483	100.0%	$26,882,239	100.0%

Reflecting the high quality of securities maintained by us, 98.1% of all fixed maturity securities were investment grade as of December 31, 2018. As of September 30, 2019, 98.3% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$99,982	$100,248	$-	$-
After one year through five years	1,373,790	1,417,814	1,472,228	1,462,745
After five years through ten years	3,336,835	3,624,467	2,101,676	2,055,173
More than 10 years	20,094,473	22,148,825	20,430,838	19,492,496
Redeemable preferred stocks	99,560	106,920	99,560	90,840
Mortgage backed and asset backed securities	3,632,856	3,724,209	3,853,395	3,780,985
Total amortized cost and fair value	$28,637,496	$31,122,483	$27,957,697	$26,882,239

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

Liquidity and Capital Resources

Our operations have generated operating losses since we were incorporated in 2009. In the first nine months of 2019, USAC has been profitable.

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

Net cash provided by operating activities was $1,821,896 for the nine months ended September 30, 2019. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $625,517. The primary use of cash was the purchase of available for sale securities. Cash provided by financing activities was $1,871,513. The primary sources of cash were receipts on deposit-type contracts and issuance of common stock.

At September 30, 2019, we had cash and cash equivalents totaling $5,145,539. We believe that our existing cash and cash equivalents and premiums from our insurance operations will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. USALSC is a member of the Federal Home Loan Bank of Topeka which further increases the liquidity options available to the Company.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

During the quarter ended September 30, 2019, the Company issued 1,581 shares of common stock, for aggregate consideration of $11,067, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended September 30, 2019, the Company issued 23,899 shares of common stock, for aggregate consideration of $167,293, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota  Offering were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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