Form 10-K
period 2019-12-31
US Alliance Corp
filed 2020-02-20
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Commission File Number 000-55627

US ALLIANCE CORPORATION

Kansas	26-4824142
State of Incorporation	IRS Employer Identification Number

4123 SW Gage Center Drive, Suite 240 Topeka, Kansas 66604	(785) 228-0200
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	N/A	N/A

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

As of February 1, 2020 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of February 3, 2019, 7,735,116 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2020 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

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

►

Prarie Term Life Series®, Registered Trademark No 5,266,633. This series of products include a simplified issue term life insurance product is designed to provide coverage with a face value of $250,000 or less and a fully underwritten term life insurance product designed to provide coverage for higher face amounts.

►	Accumulator Whole Life. This is a hybrid product featuring a limited pay whole life insurance policy and a flexible premium deferred annuity rider.

►

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

►	Badlands Annuity Series®, Registered Trademark No. 5,266,632. This product is a flexible premium deferred annuity with initial rates guaranteed for five years by company practice.

►

Peace Garden Pre-Need Series®, Registered Trademark No. 5,271,810. This series of products includes a single or multiple pay premium pre-need whole life insurance policy sold by funeral directors who are licensed by the NDID in conjunction with a preplanned funeral. This product is typically sold with smaller death benefits than our traditional Frontier Whole Life.

►

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

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 56% of 2019 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 25% of 2019 direct premium revenue. Our group products accounted for 19% of 2019 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or its subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2019, USALSC assumed premiums of $3,909,810.

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

On December 14, 2018, USALSC acquired Great Western Life Insurance Company (GWLIC) pursuant to Stock Purchase agreement entered into on October 11, 2018 with Great Western Insurance Company, a wholly-owned subsidiary of American Enterprise Group, Inc. USALSC paid $500,000 to acquire all outstanding shares of GWLIC. Subsequent to the acquisition, GWLIC was renamed US Alliance Life and Security Company – Montana.

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

The Executive Committee of our Board of Directors may modify the above benchmark ranges at any time deemed appropriate based on current conditions. Any such modifications will be subject to approval by the full Board of Directors at its next regularly scheduled meeting. USALSC's, DCLIC’s, and USALSC-Montana’s investment policy, as a regulated insurance entity, contains additional investment limitations as required by law.

►

Reporting. The President, CEO, or their respective designees shall provide monthly reports to the Board of Directors reflecting the securities purchased and sold during the quarter, securities held at the end of the quarter, current benchmarks and an overall evaluation of the portfolio's investment performance.

Marketing and Distribution - USALSC and DCLIC use independent consultants and referrals to market its products and build distribution channels among funeral homes, banks, accountants, independent insurance agencies, agents, insurance brokerage firms, business owners and other distribution channels as opportunities arise. USALSC and DCLIC works with other insurance companies who have captive or non-captive agents to broaden their product offerings.

Employees - As of December 31, 2019, USAC and its subsidiaries have thirteen full-time employees and one part-time employee.

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

Information on the operation of the Public Reference Room may be obtained by calling the SEC at l-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including USAC, that file electronically with the SEC. You may also find this information on our website (http://www.usalliancecorporation.com).

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

LIQUIDITY RISK – Although USAC is considered a public company by the SEC, there is no public market for USAC Common Stock, and there is no assurance that one will develop or be sustained, or that USAC Common Stock will become publicly traded. It may be difficult to sell shares your shares USAC Common Stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

PROFITABILITY - As is common among young life insurance companies, we have incurred significant losses for a number of years. As of December 31, 2019 we had a consolidated accumulated deficit of $9.9 million. These losses were attributable primarily to costs of administration, the substantial nonrecurring costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy. 2019 was the first profitable year in our Company history.

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

DILUTION RISK - We intend to conduct additional offerings of our securities to raise additional capital to fund our growth. In February, 2010, we filed a prospectus with the Kansas Securities Commission to register shares of USAC Common Stock and warrants to purchase USAC Common Stock. In February 2015, we filed a Prospectus with the Kansas Securities Commission to register the common stock to be issued upon the exercise of the warrants, and in January 2016, filed a Supplement to the Prospectus to register an additional 1,500,000 shares of USAC Common Stock. We also commenced a private placement of USAC Common Stock in North Dakota in 2017. Any additional offerings of USAC securities that we may conduct in the future will reduce the ownership interests and be accretive to existing stockholder book value.

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

SEC REGISTRATION - USAC is a public company. As a public company, we incur significant legal, accounting and other expenses under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and are time-consuming and costly.

EMERGING GROWTH COMPANY - We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to the last day of the fifth fiscal year following the effective date of our S-4 registration statement for the sale of our common stock. However, if our annual revenues exceed $1.07 billion, our  non-convertible debt issued within a three-year period exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

POTENTIAL ACQUISITION RISK - In addition to our organic growth plans, we plan to pursue strategic acquisitions of insurance related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economically beneficial to us. In pursuing acquisitions, we compete with other companies, who may have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected.

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

THE COMPANY’S INVESTMENTS ARE SUBJECT TO MARKET AND CREDIT RISKS - Our invested assets, are subject to customary risks of credit defaults and changes in fair value. Factors that may affect the overall default rate on and fair value of the Company’s invested assets include interest rate levels and changes, availability and cost of liquidity, financial market performance, and general economic conditions.

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

Risks Associated with Companies in the Life Insurance Industry, including USAC and its subsidiaries

GENERAL REGULATORY RISK -All insurance operations are subject to government regulation in each of the states in which they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned with the protection of policyholders rather than stockholders. Among other matters, the regulations require prior approval of acquisitions of insurance companies, solvency standards, licensing of insurers and their agents, investment restrictions, deposits of securities for the benefit of policyholders, approval of policy forms and premium rates, periodic examinations, and reserves for unearned premiums, losses and other matters.

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

COMPETITION RISK - The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies, the ability to choose and timely and adequately train agents, and other factors. Each company encounters significant competition from other insurance companies, as well as competition from other available products and investment alternatives.

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

Increases in market interest rates may negatively affect profitability in periods of increasing interest rates. The ability to replace invested assets with higher yielding assets needed to fund higher crediting rates that may be necessary to keep interest sensitive products competitive.

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

USAC and its subsidiaries share offices located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. Effective January 1, 2015, the lease amount was $2,250 per month for three years with a one-year option under the same rate, terms, and conditions. Effective January 1, 2019 the company extended its lease for up to three additional years at a lease amount of $3,152 per month. Total rent expense was $34,671 and $27,000 for the years ended December 31, 2019 and 2018, respectively.

DCLIC also maintains an office at 107 W. Main Avenue, Suite 325, Bismarck, North Dakota, 58501. The lease for the Bismarck office expired on September 30, 2018 and was renewed for an additional two year term. The lease rate for this location is $920 per month for the first year of the renewal. The Company paid $11,114 and $12,166 in rent for this location in 2019 and 2018, respectively.

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

As of December 31, 2019, we had issued and outstanding 7,734,004 shares of our voting common stock. No other equity securities of the company have been issued.

(b)	Holders of Record

As of February 3, 2020 there are approximately 3,500 holders of record of our voting common stock.

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

During the year ended December 31, 2019, the Company issued 23,025 shares of common stock, for aggregate consideration of $161,175, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the year ended December 31, 2019, the Company issued 60,428 shares of common stock, for aggregate consideration of $422,996, pursuant to a private placement offering to accredited investor residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2019 and 2018 are summarized in the table below.

	Years Ended December 31,
	2019	2018
Income:
Premium income	$9,076,205	$8,807,779
Net investment income	1,790,601	1,477,403
Net investment gains (losses)	1,042,334	(4,499)
Gain on bargain purchase	-	1,140,996
Other income	57,146	37,608
Total income	$11,966,286	$11,459,287

Our 2019 revenues grew to $11,966,286, an increase of $506,999 from 2018 revenues of $11,459,287. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income.

The following graph summarizes our five-year trend of GAAP revenues:

*2017 revenue includes one-time revenue of $3.9 million from the ALSC reinsurance transaction.

Premium revenue: Premium revenue for the year ended December 31, 2019 was $9,076,205 compared to $8,807,779 in 2018, an increase of $268,426. The increase is a result of growth of our direct recurring premiums.

Direct, assumed and ceded premiums for the years ended December 31, 2019 and 2018 are summarized in the following table.

	Years Ended December 31,
	2019	2018

Direct	$4,970,208	$4,573,748
Assumed	4,906,522	4,863,227
Ceded	(800,525)	(629,196)
Total	$9,076,205	$8,807,779

The Company continues to search for new product and distribution opportunities to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018

Fixed maturities	$1,164,520	$967,959
Equity securities	636,668	580,930
Cash and short term investments	36,359	9,881
	1,837,547	1,558,770
Less investment expenses	(46,946)	(81,367)
	$1,790,601	$1,477,403

Net investment income for the years ended December 31, 2019 was $1,790,601, compared to $1,477,403 in 2018, an increase of $313,198 or 21%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income and an improvement in our book yield.

Net investment gains (losses): Net investment gains for the year ended December 31, 2019 were $1,042,334, compared to losses of $4,499 in 2018, an increase of $1,046,833. The increase in net investment gains is attributable to unrealized gains in our equity portfolio. Net investments gains for 2019 were comprised of $1,256,769 of unrealized gains in our equity portfolio and realized losses of $214,435. Realized gains and losses related to the sale of securities for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,
	2019	2018
Gross gains	$43,935	$530
Gross losses	(258,370)	(5,029)
Net security losses	$(214,435)	$(4,499)

Gain on bargain purchase: The Company acquired USALSC-Montana (Formerly Great Western Life Insurance Company) on December 14, 2018. The total identifiable net assets of the purchase were $1,640,996 and the Company paid $500,000 for the acquisition. This resulted in a gain on bargain purchase of $1,140,996 in 2018.

Other income: Other income for the year ended December 31, 2019 was $57,146 compared to $37,608 in 2018, an increase of $19,538. The increase is driven by an increase in commission income.

Expenses. Expenses for the year ended December 31, 2019 and 2018 are summarized in the table below.

	Years Ended December 31,
	2019	2018
Expenses:
Death claims	$1,287,893	$959,005
Policyholder benefits	4,212,534	3,957,090
Increase in policyholder reserves	2,599,575	2,766,169
Commissions, net of deferrals	783,724	637,425
Amortization of deferred acquisition costs	433,218	454,906
Amortization of value of business acquired	20,303	20,304
Salaries & benefits	1,081,955	1,152,728
Other operating expenses	1,379,034	1,967,796
Total expense	$11,798,236	$11,915,423

        The following chart and graph summarizes our five-year expense trend:

	Increase in	Other			% of Operating
	Policyholder	Policy-related	Operating	Total	Expense to
Year	Reserves	Expenses	Expenses	Expenses	Total Expense
2015	$1,214,695	$3,005,220	$1,584,591	$5,804,506	27%
2016	1,686,841	4,224,156	1,961,649	7,872,646	25%
2017*	5,654,476	5,160,175	2,306,238	13,120,889	18%
2018	2,766,169	6,028,730	3,120,524	11,915,423	26%
2019	2,599,575	6,737,672	2,460,989	11,798,236	21%

* 2017 Increase in Reserves includes a one-time $3.9 million reserve increase from the ALSC transaction

Increases in policyholder reserves represents funds that we maintain and invest for the future benefit of our policyholders. Other policy-related expenses represent the other expenses associated with fulfilling our obligations to our policyholders and producers. Operating expenses represent the costs to operate the company. It is important to note that our 2017 operating expense ratio is impacted by the one-time reserve increase which resulted from our transaction with ALSC. Absent this transaction, our 2017 ratio would have been 25%.

Death claims: Death benefits were $1,287,893 in the year ended December 31, 2019 compared to $959,005 in 2018, an increase of $328,888. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Policyholder benefits: Policyholder benefits were $4,212,534 in the year ended December 31, 2019 compared to $3,957,090 in 2018, an increase of $255,444. The primary driver of this increase is the growth of our assumed policyholder benefits.

Increase in policyholder reserves: Policyholder reserves increased $2,599,575 in the year ended December 31, 2019, compared to $2,766,169 in 2018, a decrease of $165,594. The decrease is driven reserves released in support of claim payments.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $783,724 in the year ended December 31, 2019, compared to $637,425 in 2018, an increase of $146,299. This increase is due to an increase and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs was $433,218 in the year ended December 31, 2019, compared to $454,906 in 2018, a decrease of $21,688. The amortization decrease is attributable to the reduction of our deferred acquisition cost asset related to our reinsurance transaction with ALSC.

Salaries and benefits: Salaries and benefits were $1,081,955 for the year ended December 31, 2019, compared to $1,152,728 in 2018, a decrease of $70,773. Staffing costs decreased due to reduced staffing and bonus payments.

Other expenses: Other operating expenses were $1,379,034 in the year ended December 31, 2019, compared to $1,967,796 in 2018, a decrease of $588,762. Operating costs were driven lower due to decreased information technology costs and decreased selling and marketing expenses. Additionally, updated interpretations of accounting guidance on leased software resulted in the full amortization of our software fixed assets in 2018 and there was not a similar expense in 2019.

Federal income tax benefit: In the year ended December 31, 2019, the Company recognized a deferred income tax benefit of $431,158.  The benefit is the result in a reduction in the deferred tax asset valuation allowance.  There was no such benefit in the year ended December 31, 2018.

Net Income: Our net income was $599,208 in the year ended December 31, 2019 compared to net loss of $456,136 in the same period of 2018, an increase of $1,055,344. Our net income per share increased to $0.08 from a net loss per share of $0.06 in 2018, basic and diluted. This increase is primarily attributable to income from unrealized gains on our equity securities and the recognition of a deferred tax asset.

The following graph illustrates our five-year trend of net income per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $54,939,249 as of December 31, 2019, an increase of $10,410,260 or 23% from December 31, 2018 assets of $44,528,989. This is primarily the result of the growth of our business and by an increase in the market value of our fixed maturity and equity investments.

Available for sale fixed maturity securities: As of December 31, 2019, we had available for sale fixed maturity assets of $33,152,892, an increase of $6,169,088 from the December 31, 2018 balance of $26,983,804. The increase is driven by the purchase of additional assets and by an increase in the market value of these securities. If we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.

Available for sale equity securities: As of December 31, 2019, we had available for sale equity assets of $10,141,503, a decrease of $744,471 from the December 31, 2018 balance of $10,885,974. This reduction is driven by a transition from exchanged traded funds to individual managed redeemable preferred stocks.

Cash and cash equivalents: As of December 31, 2019, we had cash and cash equivalent assets of $6,678,805, an increase of $4,601,159 from the December 31, 2018 balance of $2,077,646. This increase was strategic as beneficial long-term investment opportunities were limited in the last half of 2019.

Investment income due and accrued: As of December 31, 2019, our investment income due and accrued was $321,362 compared to $286,980 as of December 31, 2018, an increase of  $34,382. This increase is attributable to the growth of our invested assets.

Policy loans: As of December 31, 2019, our policy loans were $118,930, an increase of $62,391 from the December 31, 2018 balance of $56,539. The increase is a result of normal policy loan activity.

Reinsurance related assets: As of December 31, 2019, our reinsurance related assets were $188,382 compared to $161,846 as of December 31, 2018, an increase of $26,536. This increase is the result of an increase in amounts due from reinsurers.

Deferred acquisition costs, net: As of December 31, 2019, our deferred acquisition costs were $2,652,674 compared to $2,757,404 as of December 31, 2018, a reduction of $104,730. The reduction is the result of amortization of the cost of reinsurance deferred on our coinsurance agreement with ALSC.

Value of business acquired, net: As of December 31, 2019 our value of business acquired asset was $559,994, compared to $580,297 as of December 31, 2018. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC and is amortized on a straight-line basis.

Property, equipment and software, net: As of December 31, 2019 our property, equipment and software assets were $43,841, a decrease of $10,237 from the December 31, 2018 balance of $54,078. This decrease is the result of normal amortization of these assets.

Goodwill: As of December 31, 2019 and 2018, our goodwill was $277,542. Goodwill was established as a result of our merger with Northern Plains and we had no previous goodwill balances. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $431,158 as of December 31, 2019 which was the result of a reduction in the deferred tax asset valuation allowance.  The Company did not have a net deferred tax asset as of December 31, 2018 due to a 100% valuation allowance.

Other assets: As of December 31, 2019, our other assets were $372,166, a decrease of $34,803 from the December 31, 2018 balance of $406,969. This decrease was driven by a reduction in our pre-paid assets.

Liabilities. Our total liabilities were $38,063,052 as of December 31, 2019, an increase of $6,166,729 or 19% from our December 31, 2018 liabilities of $31,896,323.

Policy liabilities: Our total policy liabilities as of December 31, 2019 were $36,924,885 compared to $31,556,529 as of December 31, 2018, an increase of $5,368,356 or 17%. This increase is the result new policy sales and the growth of our in-force policies.

Accounts payable and accrued expenses: As of December 31, 2019, our accounts payable and accrued expenses were $122,981 compared to $311,082 as of December 31, 2018, a decrease of $188,101. The decrease is driven by the release of expenses accrued as a result of our acquisition of USALSC-Montana.

Federal Home Loan Bank advance: In October of 2019, the Company took an advance of $1,000,000 from the Federal Home Loan Bank of Topeka (“FHLB”) which was outstanding as of December 31, 2019. The Company did not have any FHLB advances in 2018.

Shareholders’ Equity. Our shareholders’ equity was $16,876,197 as of December 31, 2019, an increase of $4,243,531 from our December 31, 2018 shareholders’ equity of $12,632,666. The growth in shareholders’ equity was driven by an increase of $4,513,924 in other comprehensive income, from a loss of $2,184,429 as of December 31,2018 to a gain of $2,329,495 as of December 31, 2019. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio. The increase in other comprehensive income is the result of lower interest rates which increases the market value of our fixed maturity securities.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$632,639	1.3%	$569,940	1.4%
Corporate bonds	20,084,397	40.2%	15,842,361	39.6%
Municipal bonds	7,055,059	14.1%	6,598,113	16.5%
Redeemable preferred stocks	2,133,893	4.3%	192,405	0.5%
Mortgage backed and asset backed securities	3,246,904	6.4%	3,780,985	9.5%
Total fixed maturities	33,152,892	66.3%	26,983,804	67.5%
Equities:
Common stock	9,214,694	18.4%	10,735,934	26.9%
Preferred stock	926,809	1.9%	150,040	0.4%
Total equities	10,141,503	20.3%	10,885,974	27.3%
Cash and cash equivalents	6,678,805	13.4%	2,077,646	5.2%
Total	$49,973,200	100.0%	$39,947,424	100.0%

The total value of our investments and cash and cash equivalents increased to $49,973,200 as of December 31, 2019 from $39,947,424 at December 31, 2018, an increase of $10,025,776. Increases in investments are primarily attributable to premiums and annuity deposits received by USALSC and DCLIC.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,201,046	3.6%	$1,690,399	6.3%
AA	7,901,834	23.8%	7,933,254	29.4%
A	8,446,360	25.5%	6,173,746	22.9%
BBB	13,832,629	41.7%	10,551,468	39.1%
BB	1,579,423	4.8%	434,937	1.6%
Not Rated - Private Placement	191,600	0.6%	200,000	0.7%
Total	$33,152,892	100.0%	$26,983,804	100.0%

Reflecting the high quality of securities maintained by us, 94.6% of all fixed maturity securities were investment grade as of December 31, 2019. As of December 31, 2018, 97.7% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of December 31, 2019 and 2018, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$99,987	$100,239	$-	$-
After one year through five years	1,424,337	1,471,552	1,472,228	1,462,745
After five years through ten years	3,286,937	3,574,191	2,101,676	2,055,173
More than 10 years	20,743,310	22,626,113	20,430,838	19,492,496
Redeemable preferred stocks	2,097,206	2,133,893	211,313	192,405
Mortgage backed and asset backed securities	3,171,620	3,246,904	3,853,395	3,780,985
Total amortized cost and fair value	$30,823,397	$33,152,892	$28,069,450	$26,983,804

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

Liquidity and Capital Resources

Our operations have generated operating losses since we were incorporated in 2009. In 2019, USAC has been profitable.

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

Net cash provided by operating activities was $2,270,041 for the year ended December 31, 2019. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,074,643. The primary source of cash was from sales of available for sale securities and our FHLB advance. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Cash provided by financing activities was $3,405,761. The primary sources of cash were receipts on deposit-type contracts and issuance of USAC Common Stock.

The following chart and graph illustrate our five-year trend of cash flow from insurance activities:

Cash flow from insurance activities combines cash flow from operations with the net cash received from deposit type contracts to show the impact of our insurance operations on our cash flows. Cash flow from deposit type contracts is primarily made up of funds received into our annuity products.

At December 31, 2019, we had cash and cash equivalents totaling $6,678,805. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital if they continue to grow.

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

     As required by Exchange Act Rule 13a-15(b), management of the Company, including the Chief Executive Officer and the Vice President and Principal Financial Officer conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Vice President concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the exchange act.

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

   The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2020 annual stockholders’ meeting (“2020 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

   The information required by this item is set forth under the captions “Director and Management Compensation” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2020 Proxy Statement and is incorporated herein by reference

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

3.2.1

Amendment No. 1 to the Bylaws of US Alliance Corporation, filed as Exhibit 3.2.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.1.

4.1

Form of Warrant to Purchase Common Shares of US Alliance Corporation, filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 4.1.

4.2*	Description of US Alliance Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Commercial Lease Agreement dated October 11, 2011 between US Alliance Corporation and Lindemuth, Inc., DBA Gage Center, filed as Exhibit 10.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.1.

10.1.1*	Amendment dated January 1, 2019 to Commercial Lease Agreement dated October 11, 2011 between US Alliance Corporation and Lindemuth, Inc., DBA Gage Center

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

Signature	Title

/S/ Jack H. Brier	President and Chairman
Jack H. Brier

/S/ Jeff Brown	Vice-President and Principal Financial Officer
Jeff Brown

/S/ Rochelle Chronister	Director
Rochelle Chronister

/S/ Kurt Scott	Treasurer and Director
Kurt Scott

/S/ James Concannon	Director.
James Concannon

/S/ William Graves	Director.
William Graves

US Alliance Corporation

Consolidated Financial Statements

December 31, 2019 and 2018

(With Independent Auditor’s Report Thereon)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of US Alliance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Springfield, Illinois

February 20, 2020

F1

US Alliance Corporation
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $30,823,397 and $28,069,450 as of December 31, 2019 and December 31, 2018, respectively)	$33,152,892	$26,983,803
Available for sale equity securities (cost: $9,982,950 and $11,984,735 as of December 31, 2019 and December 31, 2018, respectively)	10,141,503	10,885,975
Policy loans	118,930	56,539
Total investments	43,413,325	37,926,317

Cash and cash equivalents	6,678,805	2,077,646
Investment income due and accrued	321,362	286,890
Reinsurance related assets	188,382	161,846
Deferred acquisition costs, net	2,652,674	2,757,404
Value of business acquired, net	559,994	580,297
Property, equipment and software, net	43,841	54,078
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	431,158	-
Other assets	372,166	406,969
Total assets	$54,939,249	$44,528,989

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$19,396,614	$16,626,218
Policyholder benefit reserves	17,326,524	14,697,519
Dividend accumulation	123,038	176,056
Advance premiums	78,709	56,736
Total policy liabilities	36,924,885	31,556,529

Accounts payable and accrued expenses	122,981	311,082
Federal Home Loan Bank advance	1,000,000	-
Other liabilities	15,186	28,712
Total liabilities	38,063,052	31,896,323

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,734,004 and 7,650,551 shares as of December 31, 2019 and December 31, 2018, respectively	773,401	765,056
Additional paid-in capital	23,210,257	22,989,443
Accumulated deficit	(9,436,956)	(8,937,404)
Accumulated other comprehensive income (loss)	2,329,495	(2,184,429)
Total shareholders' equity	16,876,197	12,632,666

Total liabilities and shareholders' equity	$54,939,249	$44,528,989

See Notes to Consolidated Financial Statements.

F2

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2019	2018
Income:
Premium income	$9,076,205	$8,807,779
Net investment income	1,790,601	1,477,403
Net investment gains (losses)	1,042,334	(4,499)
Gain on bargain purchase	-	1,140,996
Other income	57,146	37,608
Total income	11,966,286	11,459,287

Expenses:
Death claims	1,287,893	959,005
Policyholder benefits	4,212,534	3,957,090
Increase in policyholder reserves	2,599,575	2,766,169
Commissions, net of deferrals	783,724	637,425
Amortization of deferred acquisition costs	433,218	454,906
Amortization of value of business acquired	20,303	20,304
Salaries & benefits	1,081,955	1,152,728
Other operating expenses	1,379,034	1,967,796
Total expense	11,798,236	11,915,423

Income (loss) before total federal income tax expense (benefit)	$168,050	$(456,136)

Deferred federal income tax benefit	431,158	-
Total federal income tax benefit	431,158	-

Net lncome (loss)	$599,208	$(456,136)

Net income (loss) per common share, basic and diluted	$0.08	$(0.06)

Unrealized net holding gains (losses) arising during the period	3,420,928	(2,594,366)
Reclassification adjustment for (gains) losses included in net income (loss)	(5,764)	4,499
Other comprehensive income (loss)	3,415,164	(2,589,867)

Comprehensive income (loss)	$4,014,372	$(3,046,003)

See Notes to Consolidated Financial Statements.

F3

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2019 and 2018

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2017	7,310,939	$731,095	$21,280,437	$405,438	$(8,481,268)	$13,935,702
Common stock issued, $7 per share	339,612	33,961	2,343,323	-	-	2,377,284
Costs associated with common stock issued	-	-	(634,317)	-	-	(634,317)
Other comprehensive loss	-	-	-	(2,589,867)	-	(2,589,867)
Net loss	-	-	-	-	(456,136)	(456,136)
Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	83,453	8,345	575,826	-	-	584,171
Costs associated with common stock issued	-	-	(355,012)	-	-	(355,012)
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	1,098,760	(1,098,760)	-
Other comprehensive income	-	-	-	3,415,164	-	3,415,164
Net income	-	-	-	-	599,208	599,208
Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197

See Notes to Consolidated Financial Statements.

F4

US Alliance Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$599,208	$(456,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,237	172,332
Net realized investment losses on the sale of securities	214,435	4,499
Unrealized gain on equity securities	(1,256,769)	-
Gain on bargain purchase	-	(1,140,996)
Amortization of investment securities, net	45,133	42,628
Deferred acquisition costs capitalized	(328,488)	(285,187)
Deferred acquisition costs amortized	433,218	454,906
Value of business acquired amortized	20,303	20,304
Interest credited on deposit type contracts	593,794	579,038
(Increase) decrease in operating assets:
Investment income due and accrued	(34,472)	(57,918)
Reinsurance related assets	(26,536)	88,033
Deferred tax asset, net of valuation allowance	(431,158)	-
Other assets	34,803	(240,785)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,629,005	2,786,098
Dividend Accumulation	(53,018)	-
Advance premiums	21,973	49,229
Other liabilities	(13,526)	19,836
Accounts payable and accrued expenses	(188,101)	208,187
Net cash provided by operating activities	2,270,041	2,244,068

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(1,888,127)	(4,643,809)
Purchase of equity investments	(7,729,600)	(1,333,779)
Proceeds from fixed income sales and repayments	981,939	460,638
Proceeds from equity sales and repayments	7,623,536	-
Interest on policy loans	(8,122)	(2,762)
Increase in policy loans	(54,269)	(7,107)
Acquisition of Great Western Life Insurance Company	-	372,391
Purchase of property, equipment and software	-	(5,334)
Net cash used in investing activities	(1,074,643)	(5,159,762)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	3,535,094	4,048,626
Withdrawals on deposit-type contracts	(1,358,492)	(1,450,062)
Proceeds from FHLB advance	1,000,000	-
Proceeds received from issuance of common stock, net of costs of issuance	229,159	1,742,967
Net cash provided by financing activities	3,405,761	4,341,531

Net increase in cash and cash equivalents	4,601,159	1,425,837

Cash and Cash Equivalents:
Beginning	2,077,646	651,809
Ending	$6,678,805	$2,077,646

See Notes to Consolidated Financial Statements.

F5

US Alliance Corporation
Supplemental Cash Flow Information

	Years Ended December 31,
	2019	2018
Supplemental Disclosure of Non-Cash Information
Fixed maturity securities acquired with the Great Western Life Acquisition	$-	$1,380,606
Deposit-type contract liabilities acquired with the Great Western Life acquisition	-	35,569

F6

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. The Company's offices are located at 4123 SW Gage Center Drive, Suite 240, Topeka, Kansas 66604. The Company's telephone number is 785-228-0200 and website address is www.usalliancecorporation.com.

USAC has five wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was formed June 9, 2011, to serve as the Company's life insurance company. US Alliance Marketing Corporation ("USAMC") was formed April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was formed April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana (USALSC-Montana), was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC.

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2020. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013. DCLIC received a Certificate of Authority from the North Dakota Insurance Department ("NDID") effective January 24, 2012.

The Company's single pay life products (which include our Juvenile and Pre-Need products) accounted for 56% of 2019 direct premium revenue. The Company's individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 25% of 2019 direct premium revenue. The Company's group products accounted for 19% of 2019 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

The Company's business model also anticipates the acquisition by USAC and/or USALSC of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to other blocks of insurance business through reinsurance or other transactions.

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

F7

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its operating cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2019. The Company also has funds deposited in an overnight deposit account at the Federal Home Loan Bank of Topeka which are included as part of its cash and cash equivalents.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2019 and 2018 are represented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Computer	$20,755	$20,755
Furniture and equipment	97,410	97,410
Accumulated depreciation	(74,324)	(64,087)
Balance at end of period	$43,841	$54,078

Pre-paid expenses: The Company recognizes pre-paid expenses (reported in other assets) as the expenses are incurred. Pre-paid expenses consist of systems consulting hours and insurance. Systems consulting hours are charged as they are incurred on projects. Insurance expenses are charged straight line over the life of the contract.

Investments: Investments in available-for-sale securities are carried in the consolidated financial statements at fair value. Net unrealized holding gains (losses) on fixed maturity securities are included in accumulated other comprehensive income. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Net unrealized holding gains (losses) on equity securities are included as a component of net investment gains (losses).

Realized gains and losses on securities sold during the year are determined using the specific identification method and included in investment income as a component of net investment gains (losses). Investment income is recognized as earned.

Management has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. Management considers severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to the recovery of the amortized cost.

F8

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if the Company does not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. The Company would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. As of December 31, 2019 and 2018, the Company had no investment securities that were evaluated to be other than temporarily impaired.

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

In addition, managment may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system upgrades. The Company considers such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements, these items are applied to the appropriate financial statement line items in a manner similar to unlocking adjustments.

Goodwill: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred.  Management assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2019 and 2018.

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

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2019 and 2018 is $127,711 and $139,753 and is included as a part of policyholder benefit reserves.

Deposit-type contracts: Deposit-type contracts consist of amounts on deposit associated with deferred annuity contracts and premium deposit funds. The deferred annuity contracts credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate annually subject to minimums established by law or administrative regulation.

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2019 and 2018.

	Year Ended	Year ended
	December 31,	December 31,
	2019	2018

Balance at beginning of period	$16,201,166	$12,931,900
Acquisition of Great Western Life	-	35,659
Deposits received	3,517,203	4,004,619
Interest credited	583,038	566,999
Withdrawals	(1,238,266)	(1,338,011)
Balance at end of period	$19,063,141	$16,201,166

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The table on the following page provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2019 and 2018.

F10

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

	Year Ended	Year ended
	December 31,	December 31,
	2019	2018

Balance at beginning of period	$425,052	$516,991
Assumed from American Life & Security Corp	-	(35,934)
Deposits received	17,891	44,007
Interest credited	10,756	12,039
Withdrawals	(120,226)	(112,051)
Balance at end of period	$333,473	$425,052

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2019 and 2018, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2019	2018

Balance at beginning of period	$2,757,404	$2,963,057
Deferred cost of reinsurance, American Life block acquisition	-	(35,934)
Capitalization of commissions, sales and issue expenses	328,488	285,187
Amortization net of interest	(433,218)	(454,906)
Balance at end of period	$2,652,674	$2,757,404

Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable fixed maturity securities classified as available for sale, net of applicable taxes.

F11

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2019 and 2018 the company had 7,734,004 and 7,650,551 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2019 and 2018 were 7,688,560 and 7,393,795 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the years ended December 31, 2019 and 2018.

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2019 and 2018. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2016 through 2019.

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

- Reinsurance:

In order to manage the risk of financial exposure to adverse underwriting results, the Company reinsures a portion of its individual and group life risks with other insurance companies. The Company retains $35,000 on its Whole Life products and $25,000 on its term life products. The Company also reinsures 100% of the risk on its individual accidental death benefit rider. The Company retains 25% of the risk for each covered life on its group life product to a maximum of $100,000 on any individual person. The Company retains 25% of the risk for each covered life on its group accidental death and dismemberment product to a maximum of $25,000 on any individual person. The Company also has catastrophic reinsurance coverage to protect against three or more group life deaths resulting from a single event. The Company also reinsures 90% of the risk on its group disability products. The Company reinsurers 66% of the risk on its critical illness product. Optimum Re Insurance Company (a subsidiary of Optimum Group), General Reinsurance Corporation (a subsidiary of Berkshire Hathaway), Reliance Standard Life Insurance Company (a subsidiary of Tokio Marine Holdings), Hartford Life and Accident Company, and Unified Life Insurance Company provide reinsurance for USALSC and DCLIC. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

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

F13

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

If interest rates were to increase by 1%, the market value of our fixed income securities would decrease by 9.4% as of December 31, 2019. The Company therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

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

New accounting standards:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts and revenues from financial institutions are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The Company did not earn any fee income in 2019 or 2018.  The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.

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

F14

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  As an emerging growth company, the Company has chosen to defer implementation of this accounting standard until the year ending December 31, 2019. The adoption of this guidance did not have any effect on the Company’s result of operations, financial position or liquidity.

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

This guidance was effective for the Company for the year ended December 31, 2019 and required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values.  As of the adoption date, the Company held publicly traded equity investments with a fair value of $ 10,987,539 million in a net unrealized gain position of $ 1,098,760 million. The Company has recorded a cumulative-effect adjustment of $ 1,098,760 to decrease Accumulated Other Comprehensive Income (AOCI) with a corresponding increase to accumulated deficit for unrealized gains as of the beginning of fiscal year 2019. As a result of the implementation of ASU 2016-01, unrealized gains and losses in equity investments with readily determinable fair values are recorded on the Consolidated Statements of Comprehensive Income (Loss) within net investment gains (losses). The Company recorded a gain in net investment gains (losses) of $1.1 million for year ended December 31, 2019 as a result of adopting this standard. The implementation of this guidance is expected to increase volatility in our net income as the volatility previously recorded in Comprehensive Income (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income effective with the adoption date.

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

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts.” ASU 2018-12 requires periodic reassessment of actuarial and discount rate assumptions used in the valuation of policyholder liabilities and deferred acquisition costs arising from the issuance of long-duration insurance and reinsurance contracts, with the effects of the changes in cash flow assumptions reflected in earnings and the effects of changes in discount rate assumptions reflected in other comprehensive income. Under current accounting guidance, the actuarial and discount rate assumptions are set at the contract inception date and not subsequently changed, except in limited circumstances. ASU 2018-12 also requires new disclosures and is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is evaluating the effect this standard will have on our Consolidated Financial Statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

F17

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.     Acquisitions

On December 14, 2018 the Company acquired USALSC-Montana (formerly Great Western Life Insurance Company, “GWLIC”) pursuant to a Stock Purchase Agreement (“SPA”) with Great Western Insurance Company, a wholly-owned subsidiary of American Enterprise Group, Inc. Pursuant to the SPA, the Company paid $500,000 to acquire all of the outstanding shares of GWLIC.

The acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. The following table summarizes the fair value of GWLIC’s assets acquired and liabilities assumed and the gain from purchase:

Preliminary amounts of indentifiable assets acquired and liabilities assumed
Investment securities	$1,380,606
Cash	872,391
Other assets	26,669
Policyholder reserves	(422,442)
Deposit type contracts	(35,659)
Other liabilities	(180,569)
Total indentifiable net assets	$1,640,996
Cash paid as purchase consideration	(500,000)
Gain from purchase of Great Western Life	$1,140,996

F18

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments

The amortized cost and fair value of available for sale investments as of December 31 is as follows:

	December 31, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$608,477	$24,162	$-	$632,639
Corporate bonds	18,407,211	1,697,265	(20,079)	20,084,397
Municipal bonds	6,538,883	518,059	(1,883)	7,055,059
Redeemable preferred stock	2,097,206	36,687	-	2,133,893
Mortgage backed and asset backed securities	3,171,620	77,593	(2,309)	3,246,904
Total fixed maturities	30,823,397	2,353,766	(24,271)	33,152,892
Equities:
Common stock	9,064,262	239,490	(89,058)	9,214,694
Preferred stock	918,688	8,121	-	926,809
Total equities	9,982,950	247,611	(89,058)	10,141,503
Total available for sale	$40,806,347	$2,601,377	$(113,329)	$43,294,395

	December 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$597,265	$-	$(27,325)	$569,940
Corporate bonds	16,847,623	43,051	(1,048,313)	15,842,361
Municipal bonds	6,559,854	118,890	(80,631)	6,598,113
Redeemable preferred stock	211,313	-	(18,909)	192,404
Mortgage backed and asset backed securities	3,853,395	11,425	(83,835)	3,780,985
Total fixed maturities	28,069,450	173,366	(1,259,013)	26,983,803
Equities:
Common stock	11,808,771	31,505	(1,104,341)	10,735,935
Preferred stock	175,964	-	(25,924)	150,040
Total equities	11,984,735	31,505	(1,130,265)	10,885,975
Total available for sale	$40,054,185	$204,871	$(2,389,278)	$37,869,778

The amortized cost and fair value of debt securities as of December 31, 2019 and 2018, by contractual maturity, are shown on the following page. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

F19

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments (Continued)

	As of December 31, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$99,987	$100,239	$-	$-
After one year through five years	1,424,337	1,471,552	1,472,228	1,462,745
After five years through ten years	3,286,937	3,574,191	2,101,676	2,055,173
More than 10 years	20,743,310	22,626,113	20,430,838	19,492,496
Redeemable preferred stocks	2,097,206	2,133,893	211,313	192,404
Mortgage backed and asset backed securities	3,171,620	3,246,904	3,853,395	3,780,985
Total amortized cost and fair value	$30,823,397	$33,152,892	$28,069,450	$26,983,803

Proceeds from the sale of securities, maturities, and asset paydowns in 2019 and 2018 were $8,605,475 and $460,638, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Years Ended December 31,
	2019	2018
Gross gains	$43,935	$530
Gross losses	(258,370)	(5,029)
Net security losses	$(214,435)	$(4,499)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2019
Available for sale:
Fixed maturities:
Corporate bonds	$967,848	$(20,079)	$-	$-	$967,848	$(20,079)
Municipal bonds	46,646	(1,883)	-	-	46,646	(1,883)
Mortgage backed and asset backed securities	-	-	296,576	(2,309)	296,576	(2,309)
Total fixed maturities	1,014,494	(21,962)	296,576	(2,309)	1,311,070	(24,271)
Equities:
Common stock	68,789	(6,920)	3,174,847	(82,138)	3,243,636	(89,058)
Total equities	68,789	(6,920)	3,174,847	(82,138)	3,243,636	(89,058)
Total available for sale	$1,083,283	$(28,882)	$3,471,423	$(84,447)	$4,554,706	$(113,329)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2018
Available for sale:
Fixed maturities:
US Treasury securities	$251,206	$(27,325)	$-	$-	$251,206	$(27,325)
Corporate bonds	11,743,222	(948,539)	830,239	(99,774)	12,573,461	(1,048,313)
Municipal bonds	2,114,260	(51,267)	859,305	(29,364)	2,973,565	(80,631)
Redeemable preferred stock	90,840	(8,720)	101,564	(10,189)	192,404	(18,909)
Mortgage backed and asset backed securities	544,714	(6,656)	2,448,551	(77,179)	2,993,265	(83,835)
Total fixed maturities	14,744,242	(1,042,507)	4,239,659	(216,506)	18,983,901	(1,259,013)
Equities:
Common stock	3,312,528	(228,148)	7,188,900	(876,193)	10,501,428	(1,104,341)
Preferred stock	-	-	150,040	(25,924)	150,040	(25,924)
Total equities	3,312,528	(228,148)	7,338,940	(902,117)	10,651,468	(1,130,265)
Total available for sale	$18,056,770	$(1,270,655)	$11,578,599	$(1,118,623)	$29,635,369	$(2,389,278)

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

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2019 was 19, which represented an unrealized loss of $113,329 of the aggregate carrying value of those securities. The 19 securities breakdown as follows: 6 bonds, 6 mortgage and asset backed securities, 4 common stocks, 2 preferred stock index funds, and 1 senior loan fund. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2019 and 2018.

The Company was required to implement a new accounting standard in the first quarter of 2019 which requires that the unrealized gains and losses on equity securities be reported as income on the Consolidated Statements of Comprehensive Income (Loss). For 2019, net investment gains (losses) is compromised of $1,256,769 of unrealized gains on our equity portfolio and net realized losses of $214,435. For 2018, net investment losses consist entirely of our realized losses of $4,499.

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

Investments, available for sale: Fair values of available for sale fixed maturity securities are provided by a third-party pricing service. The pricing service uses a variety of sources to determine fair value of securities. The Company’s fixed maturity securities are highly liquid, which allows for a high percentage of the portfolio to be priced through pricing sources. Fair values for equity securities are also provided by a third-party pricing service and are derived from active trading on national market exchanges.  The Company's investment in FHLB stock is carried at redemption value which approximates fair value.

F21

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.     Fair Value Measurements (Continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$632,639	$632,639	$-	$-
Corporate bonds	20,084,397	-	19,892,797	191,600
Municipal bonds	7,055,059	-	7,055,059	-
Redeemable preferred stock	2,133,893	-	2,133,893	-
Mortgage backed and asset backed securities	3,246,904	-	3,246,904	-
Total fixed maturities	33,152,892	632,639	32,328,653	191,600
Equities:
Common stock	9,214,694	9,169,694	45,000	-
Preferred stock	926,809	-	926,809	-
Total equities	10,141,503	9,169,694	971,809	-
Total	$43,294,395	$9,802,333	$33,300,462	$191,600

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$569,940	$569,940	$-	$-
Corporate bonds	15,842,361	-	15,642,361	200,000
Municipal bonds	6,598,113	-	6,598,113	-
Redeemable preferred stock	192,404	-	192,404	-
Mortgage backed and asset backed securities	3,780,985	-	3,780,985	-
Total fixed maturities	26,983,803	569,940	26,213,863	200,000
Equities:
Common stock	10,735,935	10,735,935	-
Preferred stock	150,040	-	150,040
Total equities	10,885,975	10,735,935	150,040	-
Total	$37,869,778	$11,305,875	$26,363,903	$200,000

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

F22

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.     Fair Value Measurements (Continued)

Federal Home Loan Bank advance: FHLB advances are stated at the outstanding principal balance and the carrying value approximates their fair value.

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach.  Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,678,805	$6,678,805	$6,678,805	$-	$-
Investment income due and accrued	321,362	321,362	-	-	321,362
Policy loans	118,930	118,930	-	-	118,930
Total Financial Assets (excluding available for sale investments)	$7,119,097	$7,119,097	$6,678,805	$-	$440,292

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$19,396,614	$19,186,265	$-	-	$19,186,265
Federal Home Loan Bank advance	1,000,000	1,000,000	-	-	1,000,000
Total Financial Liabilities	$20,396,614	$20,186,265	$-	-	$20,186,265

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$2,077,646	$2,077,646	$2,077,646	$-	$-
Investment income due and accrued	286,890	286,890	-		286,980
Policy loans	56,539	56,539	-	-	56,539
Total Financial Assets (excluding available for sale investments)	$2,241,075	$2,241,075	$2,077,646	$-	$343,519

Financial Liabilities:
Policyholder deposits in deposit-type contracts	$16,626,218	$15,361,164	$-	$-	$15,361,164
Total Financial Liabilities	$16,626,218	$15,361,164	$-	$-	$15,361,164

Note 5.     Federal Income Taxes

USAC files federal income taxes returns based on type of return.  USAC files a consolidated corporate federal income tax return with USAMC and USAIC.  USASLC, DCLIC, and USALSC-MT file a consolidated life insurance federal income tax return.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2019 and 2018, respectively, is summarized as follows:

	2019	2018
Income (loss) before total federal income tax	$168,050	$(456,136)
Tax Rate	21%	21%
Expected income tax expense (benefit)	35,291	(95,789)
Effect of tax-exempt income	(11,925)	(9,808)
Disallowed deductions	693	-
Other GAAP to tax differences	(24,059)	105,597
Change in valuation allowance	(431,158)	-
Total income tax benefit	$(431,158)	$-

F23

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.     Federal Income Taxes (Continued)

For the year ended December 31, 2019, the Company recognized a deferred tax benefit related to the reduction of its deferred tax asset valuation allowance.  The net change in the allowance resulted in a net tax benefit of $431,158. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2019 and 2018 are summarized as follows:

	12/31/2019	12/31/2018

Deferred Tax Assets
Net operating loss carryforwards	$2,641,247	$2,649,673
Unamortized Start-Up Costs	168,803	189,903
Policy owner benefit reserves	1,154,684	1,334,952
Unrealized Loss	-	458,730
Deferred tax asset valuation allowance	(2,423,438)	(4,179,283)
Deferred Tax Assets	1,541,296	453,975

Deferred Tax Liability
Deferred acquisition costs	227,921	306,614
Fixed assets	8,699	25,499
8 Year Spread	233,429	-
Value of business acquired	117,599	121,862
Unrealized Gain	522,490	-
	1,110,138	453,975

Net Deferred Tax Asset	$431,158	$-

As of December 31, 2019, the Company has net operating loss carryforwards of $12,577,367 of which $10,485,338 will expire between 2026 through 2037 and of which $2,092,029 is indefinite. The Company had net operating loss carryforwards of  $12,617,489 as of December 31, 2018.

The 2016 through 2019 U.S. federal tax years are subject to income tax examination by tax authorities. Penalties and interest assessed by taxing authorities are included in the provision for income taxes, if applicable.  There were no interest or penalties paid during 2019 and 2018.

F24

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 6.     Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 is listed in the following table.

	December 31, 2019	December 31, 2018
Balance Sheet
Benefits and claim reserves ceded	$136,579	$64,451
Amounts due from ceding company	50,824	97,395
Benefits and claim reserves assumed	12,597,007	11,521,657

	Years ended
	December 31, 2019	December 31, 2018
Statements of Comprehensive Income (Loss)
Ceded premium	$800,525	$629,196
Assumed premium	4,906,522	4,863,227
Allowances on ceded premium	17,672	19,347
Allowances paid on assumed premium	495,327	401,147
Assumed benefits and policyholder reserve increases	4,269,695	4,078,572

The company currently reinsures business in excess of its retention with General Re Life Corporation, Reliance Standard Life Insurance Company, Unified Life Insurance Company, Hartford Life and Accident Company, and Optimum Re Insurance Company. The Company also currently assumes business under agreements with Unified Life Insurance Company and American Life and Security Corporation.

Note 7.     Lease Commitments

Total rent expense was $45,785 and $39,166 for the years ended December 31, 2019 and 2018, respectively. The Company amended its lease on its Topeka headquarters effective January 1, 2019 which extended its termination date for two years with three additional optional years. The future rent payments required under the lease are $37,824 in 2020. The Company also maintains an office in Bismarck, ND with a lease that expires on September 30, 2020. The future rent payments required under this lease are $8,446 in 2020.

Note 8.     Related Party Transaction

Brier Development Company, Inc. is owned solely by Jack Brier, President and CEO of the Company. Brier Development Company, Inc. owns 20,000 shares of stock in USAC which are in escrow until 5 years after the termination of the public offering. The Company makes reimbursements to Brier Development Company, Inc. on behalf of Jack H. Brier for single coverage for long-term care and an allowance for vehicle expenses.  Reimbursements for these items were $19,421 and $19,421 for years ended December 31, 2019 and 2018, respectively.

Note 9.     Federal Home Loan Bank Advances

One of the Company’s subsidiaries, USALSC, is a member of the Federal Home Loan Bank of Topeka (FHLB), which provides access to collateralized borrowings.  Any borrowings from FHLB requires the purchase of FHLB common stock in an amount equal to 4.5% of the borrowing.  On October 31, 2019, USALSC received an advance of $ 1,000,000 based on USALSC purchasing $ 45,000 of FHLB common stock.   The Company had outstanding advances from the Federal Home Loan Bank of Topeka of $1,000,000 at December 31, 2019. Advances from the FHLB are secured by the Federal Home Loan Bank of Topeka stock and pledged assets consisting of mortgage backed securities and overnight deposit funds with a fair value of $1,132,099. This regular fixed convertible advance has a 10 year term with an FHLB option to convert to an adjustable rate on the 5th anniversary. The interest rate at issue was 1.66%.

As of December 31, 2019, USALSC had pledged $932,099 of mortgage backed securities and $200,000 of overnight deposits to FHLB in support of its outstanding advance.

Note 10.   Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capitol Federal Savings Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 to meet the minimum deposit requirement for the State of Missouri. These assets were held in bonds and other invested assets with a statement value of $625,000 and $625,000 as of December 31, 2019 and 2018, respectively. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000. Dakota Capital Life Insurance Company has $200,000 of funds on deposit jointly owned with the North Dakota Insurance Department at the Bank of North Dakota. US Alliance Life and Security Company – Montana has $325,000 of funds on deposit jointly owned by the Montana Department of Insurance at Wells Fargo.

F25

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 11.   Statutory Net Income and Surplus

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

The following table summarizes the statutory net income (loss) and statutory capital and surplus of US Alliance Life and Security Company, Dakota Capital Life Insurance Company, and US Alliance Life and Security Company - Montana as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018.

	Statutory Capital and Surplus as of
	December 31	December 31
	2019	2018

US Alliance Life and Security Company	$5,831,153	$5,239,874
Dakota Capital Life Insurance Company	1,472,930	1,373,390
US Alliance Life and Security Company - Montana	1,674,410	1,721,012

	Statutory Net Income (loss) for the years ended December 31,
	2019	2018

US Alliance Life and Security Company	$6,120	$28,883
Dakota Capital Life Insurance Company	116,748	70,393
US Alliance Life and Security Company - Montana	(44,873)	42,957

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

Note 12.   Subsequent Events

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

The Company has evaluated subsequent events through February 20, 2020, the date on which the consolidated financial statements were issued.

F26