Form 10-Q
period 2020-03-31
US Alliance Corp
filed 2020-05-12
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value

7,740,743 shares outstanding

as of May 5, 2020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

ITEM 1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $32,248,318 and $30,823,397 as of March 31, 2020 and December 31, 2019, respectively)	$32,872,792	$33,152,892
Available for sale equity securities (cost: $8,680,693 and $9,982,950 as of March 31, 2020 and December 31, 2019, respectively)	7,687,435	10,141,503
Policy loans	141,650	118,930
Total investments	40,701,877	43,413,325

Cash and cash equivalents	7,227,537	6,678,805
Investment income due and accrued	354,528	321,362
Reinsurance related assets	13,782,795	188,382
Deferred acquisition costs, net	3,873,837	2,652,674
Value of business acquired, net	554,918	559,994
Property, equipment and software, net	41,282	43,841
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	431,158	431,158
Other assets	416,404	372,166
Total assets	$67,661,878	$54,939,249

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$35,409,722	$19,396,614
Policyholder benefit reserves	18,316,000	17,326,524
Dividend accumulation	121,016	123,038
Advance premiums	90,562	78,709
Total policy liabilities	53,937,300	36,924,885

Accounts payable and accrued expenses	163,397	122,981
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	98,079	15,186
Total liabilities	55,198,776	38,063,052

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,740,700 and 7,734,004 shares as of March 31, 2020 and December 31, 2019, respectively	774,071	773,401
Additional paid-in capital	23,204,894	23,210,257
Accumulated deficit	(12,140,327)	(9,436,956)
Accumulated other comprehensive income	624,464	2,329,495
Total shareholders' equity	12,463,102	16,876,197

Total liabilities and shareholders' equity	$67,661,878	$54,939,249

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Income:
Premium income	$2,715,761	$2,392,976
Net investment income	514,708	397,646
Net investment gains (losses)	(1,370,761)	727,203
Other income	13,656	12,799
Total income	1,873,364	3,530,624

Expenses:
Death claims	481,712	395,667
Policyholder benefits	1,249,083	1,136,828
Increase in policyholder reserves	923,248	680,560
Commissions, net of deferrals	206,956	219,535
Amortization of deferred acquisition costs	575,210	62,902
Amortization of value of business acquired	5,076	5,076
Salaries & benefits	263,205	251,832
Other operating expenses	872,245	402,356
Total expense	4,576,735	3,154,756

Net income (loss)	$(2,703,371)	$375,868

Net income (loss) per common share, basic and diluted	$(0.35)	$0.05

Unrealized net holding gains (losses) arising during the period	(1,674,158)	1,245,778
Reclassification adjustment for gains included in net loss	(30,873)	-

Other comprehensive income (loss)	(1,705,031)	1,245,778

Comprehensive income (loss)	$(4,408,402)	$1,621,646

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2020 and 2019 (Unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	42,857	4,286	295,713	-	-	299,999
Costs associated with common stock issued	-	-	(143,109)	-	-	(143,109)
Cumulative effect, adoption of accounting guidance for equity securities				1,098,760	(1,098,760)	-
Other comprehensive income	-	-	-	1,245,778	-	1,245,778
Net income	-	-	-	-	375,868	375,868
Balance, March 31, 2019	7,693,408	$769,342	$23,142,047	$160,109	$(9,660,296)	$14,411,202

Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	6,696	670	46,202	-	-	46,872
Costs associated with common stock issued	-	-	(51,565)	-	-	(51,565)
Other comprehensive loss	-	-	-	(1,705,031)	-	(1,705,031)
Net loss	-	-	-	-	(2,703,371)	(2,703,371)
Balance, March 31, 2020	7,740,700	$774,071	$23,204,894	$624,464	$(12,140,327)	$12,463,102

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(2,703,371)	$375,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,559	2,559
Net realized (gains) losses on the sale of securities	218,953	-
Unrealized (gains) losses on equity securities	1,151,808	(727,203)
Amortization of investment securities, net	20,201	11,881
Deferred acquisition costs capitalized	(1,796,373)	(74,961)
Deferred acquisition costs amortized	575,210	62,902
Value of business acquired amortized	5,076	5,076
Interest credited on deposit type contracts	194,549	160,494
(Increase) decrease in operating assets:
Investment income due and accrued	(33,166)	(24,508)
Reinsurance related assets	(13,594,413)	60,531
Other assets	(44,238)	17,033
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	989,476	631,551
Dividend Accumulation	(2,022)	(9,519)
Advance premiums	11,853	(6,587)
Other liabilities	82,893	(3,279)
Accounts payable and accrued expenses	40,416	12,463
Net cash provided by (used in) operating activities	(14,880,589)	494,301

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(876,333)	(615,289)
Purchase of equity investments	(2,974,768)	(173,630)
Proceeds from fixed income sales and repayments	523,611	52,582
Proceeds from equity sales and repayments	2,965,665	-
Interest on policy loans	(2,477)	(674)
Increase in policy loans	(20,243)	(222)
Net cash used in investing activities	(384,545)	(737,233)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	16,468,780	965,438
Withdrawals on deposit-type contracts	(650,221)	(471,668)
Proceeds from FHLB advance	-
Proceeds received from issuance of common stock, net of costs of issuance	(4,693)	156,890
Net cash provided by financing activities	15,813,866	650,660

Net increase in cash and cash equivalents	548,732	407,728

Cash and Cash Equivalents:
Beginning	6,678,805	2,077,646
Ending	$7,227,537	$2,485,374

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company has extended this offering to February 24, 2021. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year. In particular, the impact of COVID-19 on the Company is evolving and its future effects on the Company's business, financial condition, results of operations, liquidity, and capital position are uncertain.  Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendments thereto for the year ended December 31, 2019.

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

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2020, and December 31, 2019, the Company had 7,740,700 and 7,734,004 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended March 31, 2020 and 2019 were 7,736,236 and 7,664,837 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters ended March 31, 2020 and 2019.

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

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  As an emerging growth company, the Company chose to defer implementation of this accounting standard until the year ending December 31, 2019. The adoption of this guidance did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

This guidance was effective for the Company for the year ended December 31, 2019 and required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values. As of the adoption date, the Company held publicly traded equity investments with a fair value of $ 10,987,539 million in a net unrealized gain position of $ 1,098,760 million. The Company has recorded a cumulative-effect adjustment of $1,098,760 to decrease Accumulated Other Comprehensive Income (AOCI) with a corresponding increase to accumulated deficit for unrealized gains as of the beginning of fiscal year 2019. As a result of the implementation of ASU 2016-01, unrealized gains and losses in equity investments with readily determinable fair values are recorded on the Consolidated Statements of Comprehensive Income (Loss) within net investment gains (losses). The Company recorded a gain in net investment gains (losses) of $1.1 million for year ended December 31, 2019 as a result of adopting this standard. The implementation of this guidance is expected to increase volatility in our net income as the volatility previously recorded in Statements of Comprehensive Income (Loss) (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income (loss) effective with the adoption date.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

The amortized cost and fair value of available for sale and held to maturity investments as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$607,488	$44,731	$-	$652,219
Corporate bonds	19,275,711	1,181,877	(799,794)	19,657,794
Municipal bonds	6,229,825	517,035	(1,991)	6,744,869
Redeemable preferred stock	3,154,668	-	(337,743)	2,816,925
Mortgage backed and asset backed securities	2,980,626	50,942	(30,583)	3,000,985
Total fixed maturities	32,248,318	1,794,585	(1,170,111)	32,872,792
Equities:
Common stock	6,737,247	64,271	(1,002,104)	5,799,414
Preferred stock	1,943,446	13,880	(69,305)	1,888,021
Total equities	8,680,693	78,151	(1,071,409)	7,687,435
Total available for sale	$40,929,011	$1,872,736	$(2,241,520)	$40,560,227

	December 31, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$608,477	$24,162	$-	$632,639
Corporate bonds	18,407,211	1,697,265	(20,079)	20,084,397
Municipal bonds	6,538,883	518,059	(1,883)	7,055,059
Redeemable preferred stock	2,097,206	36,687	-	2,133,893
Mortgage backed and asset backed securities	3,171,620	77,593	(2,309)	3,246,904
Total fixed maturities	30,823,397	2,353,766	(24,271)	33,152,892
Equities:
Common stock	9,064,262	239,490	(89,058)	9,214,694
Preferred stock	918,688	8,121	-	926,809
Total equities	9,982,950	247,611	(89,058)	10,141,503
Total available for sale	$40,806,347	$2,601,377	$(113,329)	$43,294,395

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown in the following table. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$99,991	$100,174	$99,987	$100,239
After one year through five years	1,424,877	1,441,107	1,424,337	1,471,552
After five years through ten years	3,212,049	3,430,423	3,286,937	3,574,191
More than 10 years	21,376,107	22,083,178	20,743,310	22,626,113
Redeemable preferred stocks	3,154,668	2,816,925	2,097,206	2,133,893
Mortgage backed and asset backed securities	2,980,626	3,000,985	3,171,620	3,246,904
Total amortized cost and fair value	$32,248,318	$32,872,792	$30,823,397	$33,152,892

Proceeds from the sale of securities, maturities, and asset paydowns for the first three months of 2020 and 2019 were $3,489,276 and $52,582 respectively. Realized gains and losses related to the sale of securities are summarized below:

	Three Months Ended March 31,
	(unaudited)
	2020	2019
Gross gains	$44,295	$-
Gross losses	(263,248)	-
Net security gains (losses)	$(218,953)	$-

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2020	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$4,647,625	$(799,794)	$-	$-	$4,647,625	$(799,794)
Municipal bonds	147,391	(1,991)	-	-	147,391	(1,991)
Redeemable preferred stock	2,816,926	(337,743)	-	-	2,816,926	(337,743)
Mortgage backed and asset backed securities	1,029,824	(30,583)	-	-	1,029,824	(30,583)
Total fixed maturities	8,641,766	(1,170,111)	-	-	8,641,766	(1,170,111)
Equities:
Common stock	4,816,906	(905,942)	604,695	(96,162)	5,421,601	(1,002,104)
Preferred stock	1,402,290	(69,305)	-	-	1,402,290	(69,305)
Total equities	6,219,196	(975,247)	604,695	(96,162)	6,823,891	(1,071,409)
Total available for sale	$14,860,962	$(2,145,358)	$604,695	$(96,162)	$15,465,657	$(2,241,520)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2019
Available for sale:
Fixed maturities:
Corporate bonds	$967,848	$(20,079)	$-	$-	$967,848	$(20,079)
Municipal bonds	46,646	(1,883)	-	-	46,646	(1,883)
Mortgage backed and asset backed securities	-	-	296,576	(2,309)	296,576	(2,309)
Total fixed maturities	1,014,494	(21,962)	296,576	(2,309)	1,311,070	(24,271)
Equities:
Common stock	68,789	(6,920)	3,174,847	(82,138)	3,243,636	(89,058)
Total equities	68,789	(6,920)	3,174,847	(82,138)	3,243,636	(89,058)
Total available for sale	$1,083,283	$(28,882)	$3,471,423	$(84,447)	$4,554,706	$(113,329)

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

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2020 was 71, which represented an unrealized loss of $2,241,520 of the aggregate carrying value of those securities. The 71 securities breakdown as follows: 27 bonds, 15 mortgage and asset backed securities, 18 preferred stocks, 1 preferred stock index fund, 1 senior loan fund, and 9 common stocks. The Company determined that no securities were considered to be other-than-temporarily impaired as of March 31, 2020 and December 31, 2019.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.     Fair Value Measurements (Continued)

The following table presents the amounts of assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$652,219	$652,219	$-	$-
Corporate bonds	19,657,794	-	19,466,194	191,600
Municipal bonds	6,744,869	-	6,744,869	-
Redeemable preferred stock	2,816,925	-	2,816,925	-
Mortgage backed and asset backed securities	3,000,985	-	3,000,985	-
Total fixed maturities	32,872,792	652,219	32,028,973	191,600
Equities:
Common stock	5,799,414	5,389,644	409,770	-
Preferred stock	1,888,021	-	1,888,021	-
Total equities	7,687,435	5,389,644	2,297,791	-
Total	$40,560,227	$6,041,863	$34,326,764	$191,600

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$632,639	$632,639	$-	$-
Corporate bonds	20,084,397	-	19,892,797	191,600
Municipal bonds	7,055,059	-	7,055,059	-
Redeemable preferred stock	2,133,893	-	2,133,893	-
Mortgage backed and asset backed securities	3,246,904	-	3,246,904	-
Total fixed maturities	33,152,892	632,639	32,328,653	191,600
Equities:
Common stock	9,214,694	9,169,694	45,000	-
Preferred stock	926,809	-	926,809	-
Total equities	10,141,503	9,169,694	971,809	-
Total	$43,294,395	$9,802,333	$33,300,462	$191,600

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

Federal Home Loan Bank Advances: FHLB advances are stated at the outstanding principal balances and the carrying value approximates fair value.

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits in deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach.  Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,227,537	$7,227,537	$7,227,537	$-	$-
Investment income due and accrued	354,528	354,528	-	354,528	-
Policy loans	141,650	141,650	-	-	141,650
Total Financial Assets (excluding available for sale investments)	$7,723,715	$7,723,715	$7,227,537	$354,528	$141,650

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	35,409,722	37,721,270	-	-	37,721,270
Total Financial Liabilities	$36,409,722	$38,721,270	$-	$-	$38,721,270

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,678,805	$6,678,805	$6,678,805	$-	$-
Investment income due and accrued	321,362	321,362	-	321,362	-
Policy loans	118,930	118,930	-	-	118,930
Total Financial Assets (excluding available for sale investments)	$7,119,097	$7,119,097	$6,678,805	$321,362	$118,930

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	19,396,614	19,186,265	-	-	19,186,265
Total Financial Liabilities	$20,396,614	$20,186,265	$-	$-	$20,186,265

Note 4.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended March 31, 2020 and 2019 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $13,088,121 and $12,577,367 as of March 31, 2020 and December 31, 2019, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $431,158 as of March 31, 2020 and December 31, 2019, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

The Company has evaluated subsequent events through May 11, 2020, the date on which the consolidated financial statements were issued.

New Reinsurance Agreement

On April 15, 2020, The Company entered into a reinsurance agreement with American Life and Security Corporation.  The agreement was effective January 1, 2020.  Under this agreement, USALSC will assume a quota share percentage of a block of certain annuity contracts issued by American Life and Security Corporation.  The Company recognized $15.4 million of annuity deposits in the first quarter and had a receivable from reinsurer of $13.5 as of March 31, 2020 as a result of this agreement.

Uncertainty Due to Covid-19 Pandemic

As a result of  Covid-19, which was declared a pandemic on March 11, 2020, the United States, State and Local Governments, and other countries have taken measures that have suddenly limited economic output.  Due to the decline in economic activity, the Company is faced with a sudden uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs.  Management is actively monitoring the situation and the impact to its operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, including disruptions to  our business due to the COVID-19 pandemic, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

The Company assumes business under two reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2018, the Company entered into a coinsurance agreement to assume 100% of a certain block of life insurance policies from American Life and Security Company ("ALSC"). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into a second coinsurance agreement with ALSC to assume a quota share percentage of a block of annuity policies.  As of March 31, 2020, the Company had assumed $15.4 million in annuity deposits under this agreement.

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

Valuation of Investments

The Company's principal investments are in fixed maturity and equity securities. Fixed maturity and equity securities, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.  The Covid-19 Pandemic and its related economic uncertainty has created additional volatility in the valuation of our investments.

We have a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security, or it is more likely than not that we would be required to sell a security, prior to the recovery of the amortized cost. New England Asset Management, our investment manager, provides analysis and support to the Company in making these determinations.

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

Future Policy Benefits

We establish liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables. Such liabilities are reviewed quarterly by an independent consulting actuary.  We are uncertain as to the impact of the Covid-19 Pandemic on our future policy benefits.

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2020 and 2019 are summarized in the table below.

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Income:
Premium income	$2,715,761	$2,392,976
Net investment income	514,708	397,646
Net investment gains (losses)	(1,370,761)	727,203
Other income	13,656	12,799
Total income	1,873,364	3,530,624

Our 2020 first quarter revenues decreased to $1,873,364, a decrease of $1,657,260 from the 2019 first quarter revenues of $3,530,624. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard has resulted in increased volatility in our total income.

Premium revenue: Premium revenue for the first three months of 2020 was $2,715,761 compared to $2,392,976 in the first three months of 2019, an increase of $322,785. The increase was driven by an increase in our direct premiums primarily as a result of increased pre-need sales. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended March 31, 2020 and 2019 are summarized in the following table.

	Three Months Ended March 31,
	2020	2019

Direct	$1,577,225	$1,191,780
Assumed	1,360,386	1,403,793
Ceded	(221,850)	(202,597)
Total	$2,715,761	$2,392,976

The Company is pursuing new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Fixed maturities	$366,731	$302,294
Equity securities	150,189	114,586
Cash and short term investments	9,312	4,199
	526,232	421,079
Less investment expenses	(11,524)	(23,433)
	$514,708	$397,646

Net investment income for the first three months of 2020 was $514,708, compared to $397,646 in 2019, an increase of $117,062 or 29%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and our new coinsurance treaty with American Life.

Net investments gains (losses): Net investment losses for the quarter ended March 31, 2020 were $1,370,761, compared to gains of $727,203 in 2019, a decrease of $2,097,964. The decrease in net investment gains is attributable to unrealized losses in our equity portfolio as a result of the Covid-19 pandemic. Net investments losses for 2020 were comprised of $1,151,808 of unrealized losses in our equity portfolio and realized losses of $218,953. Net investment gains for 2019 were comprised of $727,203 of unrealized gains in our equity portfolio. Realized gains and losses related to the sale of securities for the quarters ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2020	2019
Gross gains	$44,295	$-
Gross losses	(263,248)	-
Net security gains (losses)	$(218,953)	$-

Other income: Other income for the three months ended March 31, 2020 was $13,656 compared to $12,799 in 2019, an increase of $857.

Expenses. Expenses for the three months ended March 31, 2020 and 2019 are summarized in the table below.

	Three Months Ended March 31,
	2020	2019
Expenses:
Death claims	$481,712	$395,667
Policyholder benefits	1,249,083	1,136,828
Increase in policyholder reserves	923,248	680,560
Commissions, net of deferrals	206,956	219,535
Amortization of deferred acquisition costs	575,210	62,902
Amortization of value of business acquired	5,076	5,076
Salaries & benefits	263,205	251,832
Other operating expenses	872,245	402,356
Total expense	$4,576,735	$3,154,756

Death and other benefits: Death benefits were $481,712 in the three months ended March 31, 2020 compared to $395,667 in 2019, an increase of $86,045. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $1,249,083 in the three months ended March 31, 2020 compared to $1,136,828 in 2019, an increase of $112,255. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Policyholder reserves increased $923,248 in the three months ended March 31, 2020, compared to $680,560 in 2019, an increase of $242,688. The growth in reserve increase is the result of higher pre-need sales.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $206,956 in the three months ended March 31, 2020, compared to $219,535 in 2019, a decrease of $12,579. This decrease is driven by a change in composition of premiums collected.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $575,210 in the three months ended March 31, 2020, compared to $62,902 in 2019, an increase of $512,308. As a result of the covid-19 pandemic and the resulting historic low interest rates, the Company reassessed its DAC assumptions regarding reinvestment rates. As a result, the Company reduced its DAC balance by $430,000 to reflect the current reinvestment environment and the uncertainty of when interest rates will return to historic levels.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $5,076 in the three months ended March 31, 2020 and 2019. Our VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $263,205 for the three months ended March 31, 2020, compared to $251,832 in 2019, an increase of $11,373.  The Company has maintained its staffing levels during the coronavirus pandemic to insure that customer service needs continue to be met.

Other expenses: Other operating expenses were $872,245 in the three months ended March 31, 2020, compared to $402,356 in 2019, an increase of $469,889. Operating costs were driven higher due to our pre-paid software asset being recognized as an expense ($250,000), increased accounting and actuarial fees ($72,568), and expenses associated with implementing a new disability reinsurance program ($50,000).

Net Income (Loss): Our net loss was $2,703,371 in the three months ended March 31, 2020 compared to a net income of $375,868 in the same period of 2019, a decrease of $3,079,239. Our net loss per share decreased to $0.35 from a net income of $0.05 in 2019, basic and diluted. This decrease is primarily attributable to covid-19 impacts on unrealized losses on our equity securities and on deferred acquisition costs as well as our software upgrade, increased accounting and actuarial costs, and the implementation of our new disability reinsurance program.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $67,661,878 as of March 31, 2020, an increase of $12,772,629 from December 31, 2019. This is primarily the result of our new coinsurance agreement with ALSC.

Available for sale fixed maturity securities: As of March 31, 2020, we had available for sale fixed maturity assets of $32,872,792, a decrease of $280,100 from the December 31, 2019 balance of $33,152,892. The decrease is driven by a decrease in the market value of these securities.

Available for sale equity securities: As of March 31, 2020, we had available for sale equity assets of $7,687,435, a decrease of $2,454,068 from the December 31, 2019 balance of $10,141,503. This reduction is driven by a decrease in the market value of our equity securities due primarily to the instability of equity markets and economic disruption caused by the COVID-19 pandemic.

Policy loans: As of March 31, 2020, our policy loans were $141,650, an increase of $22,720 from the December 31, 2019 balance of $118,930. The increase is the result of normal loan activity associated with increased policies.

Cash and cash equivalents: As of March 31, 2020, we had cash and cash equivalent assets of $7,227,537, an increase of $548,742 from the December 31, 2019 balance of $6,678,805. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of March 31, 2020, our investment income due and accrued was $354,528 compared to $321,362 as of December 31, 2019. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of March 31, 2020, our reinsurance related assets were $13,782,795, an increase of $13,594,413 from the December 31, 2019 balance of $188,382. This increase reflects the initial settlement amount due from ALSC on our new coinsurance agreement.

Deferred acquisition costs, net: As of March 31, 2020, our deferred acquisition costs were $3,873,837, an increase of $1,221,163 from the December 31, 2019 balance of $2,652,674. The increase is the result of costs deferred on our new coinsurance agreement with American Life.

Value of business acquired, net: As of March 31, 2020, our value of business acquired asset was $554,918, a decrease of $5,076 from the December 31, 2019 balance of $559,994. This asset was established in the third quarter of 2017 as a result of our acquisition of DCLIC. The decrease is the result of amortization of the asset.

Goodwill: As of March 31, 2020, our goodwill was $277,542 and was unchanged from the December 31, 2019 balance. Goodwill was established as a result of our merger with Northern Plains.

Property, equipment and software, net: As of March 31, 2020, our property, equipment and software assets were $41,282, a decrease of $2,559 from the December 31, 2019 balance of $43,841. This decrease is a result of normal amortization during the period.

Deferred tax asset, net of valuation allowance: As of March 31, 2020, the Company had a deferred tax asset of $431,158 and was unchanged from the December 31, 2019 balance.

Other assets: As of March 31, 2020, our other assets were $416,404, an increase of $44,238 from the December 31, 2019 balance of $372,166. This increase was the result of pre-paid option expenses offset by a reduction in our pre-paid software asset.

Liabilities. Our total liabilities were $55,198,776 as of March 31, 2020, an increase of $17,135,174 from our December 31, 2019 liability of $38,063,052. This increase is driven by an increase in our policyholder liabilities as a result of our new ALSC agreement.

Policy liabilities: Our total policy liabilities as of March 31, 2020 were $53,937,300, an increase of $17,012,415 from the December 31, 2019 balance of $36,924,885. This increase is driven by annuities assumed under our new coinsurance agreement with ALSC.

Accounts payable and accrued expenses: As of March 31, 2020, our accounts payable and accrued expenses were $163,397, an increase of $40,416 from the December 31, 2019 balance of $122,981. This increase is the result of normal operating activity.

Federal Home Loan Bank advance: In October of 2019, the Company took an advance of $1,000,000 from the Federal Home Loan Bank of Topeka (“FHLB”), which was outstanding as of March 31, 2020 and December 31, 2019.

Other liabilities: As of March 31, 2020, our other liabilities were $98,079, an increase of $82,893 from the December 31, 2019 balance of $15,186. The increase is the result of securities payable at the end of the first quarter.

Shareholders’ Equity. Our shareholders’ equity was $12,463,102 as of March 31, 2020, a decrease of $4,413,095 from our December 31, 2019 shareholders’ equity of $16,876,197. The decrease in shareholders’ equity was driven by a decrease in other comprehensive income and our net loss during the period, both of which were materially impacted by the Covid-19 pandemic.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$652,219	1.4%	$632,639	1.3%
Corporate bonds	19,657,794	41.1%	20,084,397	40.2%
Municipal bonds	6,744,869	14.1%	7,055,059	14.1%
Redeemable preferred stocks	2,816,925	5.9%	2,133,893	4.3%
Mortgage backed and asset backed securities	3,000,985	6.3%	3,246,904	6.5%
Total fixed maturities	32,872,792	68.8%	33,152,892	66.3%
Equities:
Common stock	5,799,414	12.1%	9,214,694	18.4%
Preferred stock	1,888,021	4.0%	926,809	1.9%
Total equities	7,687,435	16.1%	10,141,503	20.3%
Cash and cash equivalents	7,227,537	15.1%	6,678,805	13.4%
Total	$47,787,764	100.0%	$49,973,200	100.0%

The total value of our investments and cash and cash equivalents decreased to $47,787,764 as of March 31, 2020 from $49,973,200 at December 31, 2019, a decrease of $2,185,436. Decreases in investments are primarily attributable to a reduction in market values.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$1,103,998	3.4%	$1,201,046	3.6%
AA	7,494,611	22.8%	7,901,834	23.8%
A	8,349,561	25.4%	8,446,360	25.5%
BBB	12,693,702	38.6%	13,832,629	41.7%
BB	3,039,320	9.2%	1,579,423	4.8%
Not Rated - Private Placement	191,600	0.6%	191,600	0.6%
Total	$32,872,792	100.0%	$33,152,892	100.0%

Reflecting the high quality of securities maintained by us, 94.6% of all fixed maturity securities were investment grade as of December 31, 2019. As of March 31, 2020, 90.2% of all fixed maturity securities were investment grade.

The amortized cost and fair value of debt securities as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$99,991	$100,174	$99,987	$100,239
After one year through five years	1,424,877	1,441,107	1,424,337	1,471,552
After five years through ten years	3,212,049	3,430,423	3,286,937	3,574,191
More than 10 years	21,376,107	22,083,178	20,743,310	22,626,113
Redeemable preferred stocks	3,154,668	2,816,925	2,097,206	2,133,893
Mortgage backed and asset backed securities	2,980,626	3,000,985	3,171,620	3,246,904
Total amortized cost and fair value	$32,248,318	$32,872,792	$30,823,397	$33,152,892

Market Risk of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds and equity securities. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, US Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.  The Company's investment portfolio, including the creditworthiness and valuation of investment assets, as well as availability of new investments may be adversely affected as a result of market developments related to the COVID-19 pandemic and uncertainty regarding its ultimate severity and duration.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest represents the greatest portion of an investment's return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs.  The  COVID-19 pandemic has resulted in volatility, historically low interest rates, and previously unknown credit risk.

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantifiable and the Company is closely monitoring the effects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position.

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

Net cash used in operating activities was $14,880,589 for the three months ended March 31, 2020. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $384,545. The primary use of cash was the purchase of available for sale securities. Cash provided by financing activities was $15,813,866. The primary sources of cash were receipts on deposit-type contracts.

At March 31, 2020, we had cash and cash equivalents totaling $7,227,537. We believe that our existing cash and cash equivalents and premiums from our insurance operations will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2020, the Company issued 2,696 shares of common stock, for aggregate consideration of $18,872, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended March 31, 2020, the Company issued 4,000 shares of common stock, for aggregate consideration of $28,000, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1)

3.1.1	First Amendment to Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.1 to the Company's Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference a Exhibit 3.1.1.

3.1.2	Second Amendment to Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.2 to the Company's Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.2.

3.2

Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2).

3.2.1	Amendment No. 1. to the bylaws of US Alliance Corporation, filed as Exhibit 3.2.1 to the Company's Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.1.

10.12*	Coinsurance Agreement, effective January 1, 2020, between US Alliance Life and Security Company and American Life and Security Corporation

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

US Alliance Corporation
(Registrant)

Date

By  /s/ Jack H. Brier

      Jack H. Brier, President and Chairman