Form 10-Q/A
period 2020-03-31
US Alliance Corp
filed 2020-08-11
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

US ALLIANCE CORPORATION

FORM 10-Q/A
(Amendment No. 1)

Part I - Financial Information

Item                                                 Item Description                                                                                                                                                                                                                                                                                   Page

Item 1                                                 Financial Statements                                                                                                                                                                                                                                4

                                                           Consolidated Statement of Cash Flows                                                                                                                                                                                                   4

                                                            Exhibits                                                                                                                                                                                                                                                   6

                                                            Signature                                                                                                                                                                                                                                                 6

EXPLANATORY NOTE

US Alliance Corporation  (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 12, 2020 (the “Original Report”). The purpose of this Amendment is to amend our disclosure in Part I, Item 1 “Financial Statements,” of the Original Report to substitute the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019.  The Consolidated Statements of Cash Flows have been adjusted to correct the line items related to reinsurance related assets and receipts on deposit-type contracts.  There was no change to the increase in cash and cash equivalents for the period.

We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Amendment does not and does not purport to, amend, update, or restate the information in any other item of the Original Report or reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments thereto.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(2,703,371)	$375,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,559	2,559
Net realized (gains) losses on the sale of securities	218,953	-
Unrealized (gains) losses on equity securities	1,151,808	(727,203)
Amortization of investment securities, net	20,201	11,881
Deferred acquisition costs capitalized	(1,796,373)	(74,961)
Deferred acquisition costs amortized	575,210	62,902
Value of business acquired amortized	5,076	5,076
Interest credited on deposit type contracts	194,549	160,494
(Increase) decrease in operating assets:
Investment income due and accrued	(33,166)	(24,508)
Reinsurance related assets	(70,088)	60,531
Other assets	(44,238)	17,033
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	989,476	631,551
Dividend Accumulation	(2,022)	(9,519)
Advance premiums	11,853	(6,587)
Other liabilities	82,893	(3,279)
Accounts payable and accrued expenses	40,416	12,463
Net cash provided by (used in) operating activities	(1,356,265)	494,301

Cash Flows from Investing Activities:
Available-for-sale securities
Purchase of fixed income investments	(876,333)	(615,289)
Purchase of equity investments	(2,974,768)	(173,630)
Proceeds from fixed income sales and repayments	523,611	52,582
Proceeds from equity sales and repayments	2,965,665	-
Interest on policy loans	(2,477)	(674)
Increase in policy loans	(20,243)	(222)
Net cash used in investing activities	(384,545)	(737,233)

Cash Flows from Financing Activities:
Receipts on deposit-type contracts	2,944,455	965,438
Withdrawals on deposit-type contracts	(650,221)	(471,668)
Proceeds from FHLB advance	-
Proceeds received from issuance of common stock, net of costs of issuance	(4,693)	156,890
Net cash provided by financing activities	2,289,541	650,660

Net increase in cash and cash equivalents	548,732	407,728

Cash and Cash Equivalents:
Beginning	6,678,805	2,077,646
Ending	$7,227,537	$2,485,374

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Non-Cash Information
Assumed deposit-type contracts due from reinsurer	$13,524,325	$-

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Alliance Corporation
(Registrant)

Date

By  /s/ Jack H. Brier

      Jack H. Brier, President and Chairman