Form 10-Q
period 2020-06-30
US Alliance Corp
filed 2020-08-13
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.10 par value

7,741,272 shares outstanding

as of August 4, 2020

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/A	N/A

1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $32,635,261 and $30,823,397 as of June 30, 2020 and December 31, 2019, respectively)	$36,152,521	$33,152,892
Mortgage loans on real estate	962,690	-
Equity securities, at fair value	9,141,500	10,141,503
Funds withheld under coinsurance agreement, at fair value	41,294,491	-
Policy loans	154,088	118,930
Total investments	87,705,290	43,413,325

Cash and cash equivalents	7,376,813	6,678,805
Investment income due and accrued	370,326	321,362
Reinsurance related assets	922,104	188,382
Deferred acquisition costs, net	8,310,532	2,652,674
Value of business acquired, net	549,843	559,994
Property, equipment and software, net	38,722	43,841
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	431,158	431,158
Other assets	890,771	372,166
Total assets	$106,873,101	$54,939,249

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$70,647,008	$19,396,614
Policyholder benefit reserves	18,976,406	17,326,524
Dividend accumulation	114,290	123,038
Advance premiums	80,727	78,709
Total policy liabilities	89,818,431	36,924,885

Accounts payable and accrued expenses	148,434	122,981
Federal Home Loan Bank advance	2,000,000	1,000,000
Other liabilities	20,464	15,186
Total liabilities	91,987,329	38,063,052

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,741,229 and 7,734,004 shares as of June 30, 2020 and December 31, 2019, respectively	774,124	773,401
Additional paid-in capital	23,161,098	23,210,257
Accumulated deficit	(12,566,699)	(9,436,956)
Accumulated other comprehensive income	3,517,249	2,329,495
Total shareholders' equity	14,885,772	16,876,197

Total liabilities and shareholders' equity	$106,873,101	$54,939,249

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Income:
Premium income	$5,083,778	$4,920,690	$2,368,017	$2,527,714
Net investment income	1,256,011	861,038	741,303	451,106
Net investment gains (losses)	(1,359,105)	831,289	11,656	104,086
Other income	27,708	25,058	14,052	12,259
Total income	5,008,392	6,638,075	3,135,028	3,095,165

Expenses:
Death claims	922,656	724,316	440,944	328,649
Policyholder benefits	2,647,705	2,305,295	1,398,622	1,168,467
Increase in policyholder reserves	1,612,693	1,437,658	689,445	757,098
Commissions, net of deferrals	371,570	413,599	164,614	194,064
Amortization of deferred acquisition costs	747,372	180,727	172,162	117,825
Amortization of value of business acquired	10,151	10,152	5,075	5,076
Salaries & benefits	517,085	502,727	253,880	250,895
Other operating expenses	1,308,903	722,515	436,658	307,873
Total expense	8,138,135	6,296,989	3,561,400	3,129,947

Net income (loss)	$(3,129,743)	$341,086	$(426,372)	$(34,782)

Net income (loss) per common share, basic and diluted	$(0.40)	$0.04	$(0.06)	$-

Unrealized net holding gains arising during the period	1,247,443	2,573,315	2,910,478	1,327,537
Reclassification adjustment for (gains) losses included in net loss	(59,689)	14,528	(17,693)	14,528

Other comprehensive income	1,187,754	2,587,843	2,892,785	1,342,065

Comprehensive income (loss)	$(1,941,989)	$2,928,929	$2,466,814	$1,307,283

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Six Months and Three Months Ended June 30, 2020 and 2019 (Unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	56,539	5,654	390,119	-	-	395,773
Costs associated with common stock issued	-	-	(237,870)	-	-	(237,870)
Cumulative effect, adoption of accounting guidance for equity sercurities	-	-	-	1,098,760	(1,098,760)	-
Other comprehensive income	-	-	-	2,587,843	-	2,587,843
Net income	-	-	-	-	341,086	341,086
Balance, June 30, 2019	7,707,090	$770,710	$23,141,692	$1,502,174	$(9,695,078)	$15,719,498

Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	7,225	723	49,852	-	-	50,575
Costs associated with common stock issued	-	-	(99,011)	-	-	(99,011)
Other comprehensive income	-	-	-	1,187,754	-	1,187,754
Net loss	-	-	-	-	(3,129,743)	(3,129,743)
Balance, June 30, 2020	7,741,229	$774,124	$23,161,098	$3,517,249	$(12,566,699)	$14,885,772

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income	Deficit	Total
Balance, March 31, 2019	7,693,408	$769,342	$23,142,047	$160,109	$(9,660,296)	$14,411,202
Common stock issued, $7 per share	13,682	1,368	94,406	-	-	95,774
Costs associated with common stock issued	-	-	(94,761)	-	-	(94,761)
Other comprehensive income	-	-	-	1,342,065	-	1,342,065
Net loss	-	-	-	-	(34,782)	(34,782)
Balance, June 30, 2019	7,707,090	$770,710	$23,141,692	$1,502,174	$(9,695,078)	$15,719,498

Balance, March 31, 2020	7,740,700	$774,071	$23,204,894	$624,464	$(12,140,327)	$12,463,102
Common stock issued, $7 per share	529	53	3,650	-	-	3,703
Costs associated with common stock issued	-	-	(47,446)	-	-	(47,446)
Other comprehensive income	-	-	-	2,892,785	-	2,892,785
Net loss	-	-	-	-	(426,372)	(426,372)
Balance, June 30, 2020	7,741,229	$774,124	$23,161,098	$3,517,249	$(12,566,699)	$14,885,772

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Cash Flows from operating activities:
Net income (loss)	$(3,129,743)	$341,086
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,119	5,118
Net realized losses on the sale of securities	224,878	14,528
Unrealized (gains) losses on equity securities	497,194	(845,817)
Change in fair value of funds withheld embedded derivative	637,033	-
Amortization of investment securities, net	75,873	17,055
Deferred acquisition costs capitalized	(511,691)	(176,056)
Deferred acquisition costs amortized	747,373	180,727
Value of business acquired amortized	10,151	10,152
Interest credited on deposit type contracts	479,157	328,583
(Increase) decrease in operating assets:
Change in funds withheld	(170,516)	-
Investment income due and accrued	(48,964)	1,237
Reinsurance related assets	(50,475)	(19,513)
Other assets	196,689	(10,830)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,649,882	1,474,338
Dividend accumulation	(8,748)	(8,180)
Advance premiums	2,018	16,590
Other liabilities	5,278	(14,533)
Accounts payable and accrued expenses	25,453	(143,134)
Net cash provided by operating activities	635,961	1,171,351

Cash Flows from investing activities:
Purchase of fixed income investments	(2,028,449)	(984,288)
Purchase of equity investments	(4,186,434)	(179,039)
Purchase of mortgage investments	(962,632)	-
Proceeds from fixed income sales and repayments	1,619,318	393,163
Proceeds from equity sales and repayments	2,985,691	268,101
Transferred to funds withheld	(2,334,966)	-
Interest on policy loans	(5,199)	(723)
Increase (decrease) in policy loans	(29,959)	179
Net cash used in investing activities	(4,942,630)	(502,607)

Cash Flows from financing activities:
Receipts on deposit-type contracts	5,019,037	1,921,482
Withdrawals on deposit-type contracts	(965,923)	(882,725)
Proceeds from FHLB advance	1,000,000	-
Proceeds received from issuance of common stock, net of costs of issuance	(48,437)	157,903
Net cash provided by financing activities	5,004,677	1,196,660

Net increase in cash and cash equivalents	698,008	1,865,404

Cash and cash equivalents:
Beginning	6,678,805	2,077,646
Ending	$7,376,813	$3,943,050

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Supplemental Cash Flow Information (unaudited)

	Six Months Ended
	2020	2019
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$46,763,118	$-
Funds withheld assumed withdrawals on deposit-type contracts	44,995	-
Commissions and expense allowances deducted from funds withheld	6,608,834	-

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

USAC has five  direct and indirect wholly-owned operating subsidiaries . US Alliance Life and Security Company ("USALSC") was formed June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was formed April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was formed April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”) was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana ("USALSC-Montana") was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC.  Unless the context otherwise indicates, references in this report to "we," "us," "our," or the "Company" refer collectively to USAC and its subsidiaries.

USAC terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, USAC commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, USAC extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. USAC has extended this offering to February 24, 2021. During the 4th quarter of 2017, USAC began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2019.

Principles of consolidation: The consolidated financial statements include the accounts of USAC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2020, and December 31, 2019, USAC had 7,741,229 and 7,734,004 common shares issued and outstanding, respectively.

Earnings (loss) per share attributable to USAC’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended June 30, 2020 and 2019 were 7,740,876 and 7,697,969 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2020 and 2019 were 7,737,418 and 7,673,690 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net income (loss) per common share is the same for the quarters and six months ended June 30, 2020 and 2019.

New accounting pronouncements

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

Fair Value Measurement

This guidance is part of the FASB’s disclosure framework project and eliminates certain disclosure requirements for fair value measurement, requires entities to disclose new information and modifies existing disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

The Company’s significant account policies are discussed in Note 1 “Description of Business and Significant Accounting Policies” of the 2019 Annual Report. The significant accounting policies below reflect the impact of new transactions involving funds withheld under a coinsurance agreement and the issuance of mortgage loans.

Funds Withheld under Coinsurance Agreement: Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with a reinsurance agreement entered into in 2020. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed below.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Embedded Derivatives: The Company has entered into coinsurance funds withheld arrangement which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. Embedded derivatives, which are reported with the host instrument on the consolidated balance sheets in funds withheld under coinsurance agreement, are reported at fair value with changes in fair value recognized in the consolidated statements of comprehensive income (loss) in net investment gains (losses).

Mortgage Loans on Real Estate: Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.  Interest income is accrued on the principal amount of the mortgage loans based on its contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until probable the Company will not receive interest or the loan is 90 days past due.  Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of comprehensive income (loss).

A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement.

Valuation allowances on mortgage loans are established based upon inherent losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers qualitative factors that include the impact of changing macro-economic conditions, which may not be currently reflected in the loan portfolio performance, and the quality of the loan portfolio.

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income (loss).

The Company evaluates whether a mortgage loan modification represents a troubled debt restructuring. In a troubled debt restructuring, the Company grants concessions related to the borrower’s financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. Through the continuous monitoring process, the Company may have recorded a specific valuation allowance prior to when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

Fixed Maturities

The amortized cost and fair value of available for sale investments as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$573,039	$101,726	$-	$674,765
Corporate bonds	19,240,984	2,816,255	(182,565)	21,874,674
Municipal bonds	5,959,395	872,610	-	6,832,005
Redeemable preferred stock	3,213,953	4,224	(159,884)	3,058,293
Mortgage backed and asset backed securities	3,647,890	81,386	(16,492)	3,712,784
Total available for sale	$32,635,261	$3,876,201	$(358,941)	$36,152,521

	December 31, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$608,477	$24,162	$-	$632,639
Corporate bonds	18,407,211	1,697,265	(20,079)	20,084,397
Municipal bonds	6,538,883	518,059	(1,883)	7,055,059
Redeemable preferred stock	2,097,206	36,687	-	2,133,893
Mortgage backed and asset backed securities	3,171,620	77,593	(2,309)	3,246,904
Total available for sale	$30,823,397	$2,353,766	$(24,271)	$33,152,892

The amortized cost and fair value of debt securities as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$99,987	$100,239
After one year through five years	1,623,810	1,726,647	1,424,337	1,471,552
After five years through ten years	3,087,409	3,570,764	3,286,937	3,574,191
More than 10 years	21,062,199	24,084,033	20,743,310	22,626,113
Redeemable preferred stocks	3,213,953	3,058,293	2,097,206	2,133,893
Mortgage backed and asset backed securities	3,647,890	3,712,784	3,171,620	3,246,904
Total amortized cost and fair value	$32,635,261	$36,152,521	$30,823,397	$33,152,892

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first six months of 2020 and 2019 were $4,605,009 and $661,264 respectively. Realized gains and losses related to the sale of securities are summarized below:

	Six Months Ended June 30,
	(unaudited)
	2020	2019
Gross gains	$64,907	$3,951
Gross losses	(289,785)	(18,479)
Net security losses	$(224,878)	$(14,528)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended June 30, 2020 and 2019 were $1,115,733 and $608,682 respectively. Realized gains and losses related to the sale of securities are summarized below:

	Three Months Ended June 30,
	(unaudited)
	2020	2019
Gross gains	$20,612	$3,951
Gross losses	(26,537)	(18,479)
Net security losses	$(5,925)	$(14,528)

Gross unrealized losses by duration for available for sale securities are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2020	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$1,731,912	$(182,565)	$-	$-	$1,731,912	$(182,565)
Redeemable preferred stock	2,779,058	(159,884)	-	-	2,779,058	(159,884)
Mortgage backed and asset backed securities	457,526	(16,492)	-	-	457,526	(16,492)
Total fixed maturities	$4,968,496	$(358,941)	$-	$-	$4,968,496	$(358,941)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2019
Available for sale:
Fixed maturities:
Corporate bonds	$967,848	$(20,079)	$-	$-	$967,848	$(20,079)
Municipal bonds	46,646	(1,883)	-	-	46,646	(1,883)
Mortgage backed and asset backed securities	-	-	296,576	(2,309)	296,576	(2,309)
Total fixed maturities	$1,014,494	$(21,962)	$296,576	$(2,309)	$1,311,070	$(24,271)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of June 30, 2020 was 24, which represented an unrealized loss of $358,941 of the aggregate carrying value of those securities. The 24 securities breakdown as follows: 8 bonds, 7 mortgage and asset backed securities, and 9 preferred stocks. The Company determined that no securities were considered to be other-than-temporarily impaired as of June 30, 2020 and December 31, 2019.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Mortgage loans on Real Estate

The Company’s mortgage loans by property type as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,2020	December 31, 2019
	(unaudited)
Commerical mortgage loans by property type
Student housing	$786,736	$-
Multi-family	175,954	-
Total commerical mortgages	$962,690	$-

The Company’s mortgage loans by loan-to-value ratio as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,2020	December 31, 2019
	(unaudited)
Loan to value ratio
Over 20 to 30%	$175,954	$-
Over 10 to 20%	786,736	-
Total	$962,690	$-

The Company’s mortgage loans by maturity date as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,2020	December 31, 2019
	(unaudited)
Maturity Date
One year or less	$962,690	$-

Investment Income, Net of Expenses

The components of net investment income for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Fixed maturities	$617,418	$585,033
Mortgages	5,851	-
Equity securities	289,450	285,076
Funds withheld	364,033	-
Cash and cash equivalents	11,376	13,978
	1,288,128	884,087
Less investment expenses	(32,117)	(23,049)
	$1,256,011	$861,038

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The components of net investment income for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,
	2020	2019
	(unaudited)
Fixed maturities	$309,943	$282,739
Mortgages	5,851	$-
Equity securities	139,261	170,491
Funds withheld	304,778	-
Cash and cash equivalents	2,064	9,779
	761,897	463,009
Less investment expenses	(20,594)	(11,903)
	$741,303	$451,106

Note 3.     Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consists solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative  Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2020 is as follows:

	June 30, 2020		December 31, 2019
(unaudited)
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$-	$637,033	$-	$-	Funds withheld

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Period Ending	Period Ending	Balance
	June 30,2020	June 30,2019	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$(637,033)	$-	Net investment gains (losses)

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

Equity securities: Fair values for equity securities are also provided by a third party pricing service and are derived from active trading on national market exchanges.

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company's fund withheld asset with an adjustment for a credit valuation adjustment.  The fair value of the underlying assets is generally based upon market observable inputs using industry standard valuation techniques.  The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy.  Since the embedded derivative is in a liability position there is no credit valuation adjustment at June 30, 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$674,765	$674,765	$-	$-
Corporate bonds	21,874,674	-	21,683,074	191,600
Municipal bonds	6,832,005	-	6,832,005	-
Redeemable preferred stock	3,058,293	-	3,058,293	-
Mortgage backed and asset backed securities	3,712,784	-	3,712,784	-
Total fixed maturities	36,152,521	674,765	35,286,156	191,600
Equities:
Common stock	7,162,008	7,071,608	90,400	-
Preferred stock	1,979,492	-	1,979,492	-
Total equities	9,141,500	7,071,608	2,069,892	-
Funds withheld embedded derivative	(637,033)	-	-	(637,033)
Total	$44,656,988	$7,746,373	$37,356,048	$(445,433)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$632,639	$632,639	$-	$-
Corporate bonds	20,084,397	-	19,892,797	191,600
Municipal bonds	7,055,059	-	7,055,059	-
Redeemable preferred stock	2,133,893	-	2,133,893	-
Mortgage backed and asset backed securities	3,246,904	-	3,246,904	-
Total fixed maturities	33,152,892	632,639	32,328,653	191,600
Equities:
Common stock	9,214,694	9,169,694	45,000	-
Preferred stock	926,809	-	926,809	-
Total equities	10,141,503	9,169,694	971,809	-
Total	$43,294,395	$9,802,333	$33,300,462	$191,600

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Six Months Ended June 30, 2020	Corporate	Funds
	Bonds	Withheld
Fair value, beginnig of period	$191,600	$-
Investment related gains (losses), net	-	(637,033)
Fair value, end of period	$191,600	$(637,033)

For the Three Months Ended June 30, 2020	Corporate	Funds
	Bonds	Withheld
Fair value, beginnig of period	$191,600	$-
Investment related gains (losses), net	-	(637,033)
Fair value, end of period	$191,600	$(637,033)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

Funds withheld: The carrying value of funds withheld at interest approximates fair value as funds are specifically identified in the agreement. The fair value of the specified funds is based on the fair value of the underlying assets that are held by the ceding company.  The ceding company uses a variety of sources and pricing methodologies, which are not transparent to the Company and may include significant unobservable inputs to value the securities held in distinct portfolios, therefore the valuation of these funds withheld assets are considered Level 3 in the fair value hierarchy.

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

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,376,813	$7,376,813	$7,376,813	$-	$-
Investment income due and accrued	370,326	370,326	-	370,326	-
Funds withheld	41,931,524	41,294,491	-	-	41,294,491
Policy loans	154,088	154,088	-	-	154,088
Total Financial Assets (excluding available for sale investments)	$49,832,751	$49,195,718	$7,376,813	$370,326	$41,448,579

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	70,647,008	73,033,465	-	-	73,033,465
Total Financial Liabilities	$72,647,008	$75,033,465	$-	$-	$75,033,465

	December 31, 2019

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,678,805	$6,678,805	$6,678,805	$-	$-
Investment income due and accrued	321,362	321,362	-	321,362	-
Policy loans	118,930	118,930	-	-	118,930
Total Financial Assets (excluding available for sale investments)	$7,119,097	$7,119,097	$6,678,805	$321,362	$118,930

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	19,396,614	19,186,265	-	-	19,186,265
Total Financial Liabilities	$20,396,614	$20,186,265	$-	$-	$20,186,265

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended June 30, 2020 and 2019 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $12,965,591 and $12,567,367 as of June 30, 2020 and December 31, 2019, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $431,158 as of June 30, 2020 and December 31, 2019.

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

The Company has evaluated subsequent events through August 12, 2020, the date on which the consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, including those relating to the Covid-19 pandemic, and many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

US Alliance Corporation (“USAC”) was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our five wholly-owned subsidiaries: USALSC, a life insurance corporation; DCLIC, a life insurance corporation; USALSC-Montana, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation.  Unless the context otherwise indicates, references in this report to "we," "us,", "our," or the "Company refer collective to USAC and its subsidiaries.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2018, the Company entered into a coinsurance agreement to assume 100% of a certain block of life insurance policies from American Life and Security Company (“ALSC”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into a second coinsurance agreement with ALSC (the "2020 ALSC Agreement") to assume a quota share percentage of a block of annuity policies.  As of June 30, the Company had assumed $49.8 million in annuity deposits under the 2020 ALSC Agreement.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP.  Our estimates may vary as more information about the extent to which Covid-19 and the resulting impact on economic conditions and the financial markets become known.   Preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of our accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in the Notes to Consolidated Financial Statements included with this quarterly report.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive income.

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

Value of Business Acquired

Value of business acquired (VOBA) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed on the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

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

       Embedded Derivatives

       The Company has entered into coinsurance funds withheld arrangement which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. Embedded derivatives, which are reported with the host instrument on the consolidated balance sheets in funds withheld under coinsurance agreement, are reported at fair value with changes in fair value recognized in the consolidated statements of comprehensive income (loss) in net investment gains (losses).

       Funds Withheld under Coinsurance Agreement

         Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with a reinsurance agreement entered into in 2020. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded Derivative, discussed below.

       Mortgage Loans on Real Estate

        Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.  Interest income is accrued on the principal amount of the mortgage loans based on its contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until probable the Company will not receive interest or the loan is 90 days past due.  Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of comprehensive income (loss).

          A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement.

         Valuation allowances on mortgage loans are established based upon inherent losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers qualitative factors that include the impact of changing macro-economic conditions, which may not be currently reflected in the loan portfolio performance, and the quality of the loan portfolio.

        Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income (loss).

       The Company evaluates whether a mortgage loan modification represents a troubled debt restructuring. In a troubled debt restructuring, the Company grants concessions related to the borrower’s financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. Through the continuous monitoring process, the Company may have recorded a specific valuation allowance prior to when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

Mergers and Acquisitions

On May 23, 2017, the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction closed on July 31, 2017. Northern Plains shareholders received .5841 shares of US Alliance Corporation stock for each share of Northern Plains stock owned. USAC issued 1,644,458 shares of common stock to holders of Northern Plains shares.

On October 11, 2018, the Company entered into a stock purchase agreement with Great Western Insurance Company to acquire Great Western Life Insurance Company ("GWLIC"). The transaction closed on December 14, 2018. USALSC paid $500,000 to acquire all of the outstanding shares of GWLIC.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 8 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the six months ended June 30, 2020 and 2019 are summarized in the table below.

	Six Months Ended June 30,
	2020	2019
Income:	(unaudited)
Premium income	$5,083,778	$4,920,690
Net investment income	1,256,011	861,038
Net investment gains (losses)	(1,359,105)	831,289
Other income	27,708	25,058
Total income	$5,008,392	$6,638,075

Insurance revenues for the three months ended June 30, 2020 and 2019 are summarized in the table below.

	Three Months Ended June 30,
	2020	2019
	(unaudited)
Income:
Premium income	$2,368,017	$2,527,714
Net investment income	741,303	451,106
Net investment gains (losses)	11,656	104,086
Other income	14,052	12,259
Total income	$3,135,028	$3,095,165

Our 2020 first half revenues decreased to $5,008,392, a decrease of $1,629,683 or 25%, from the 2019 first half revenues of $6,638,075. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard has resulted in increased volatility in total income.

Premium revenue: Premium revenue for the first six months of 2020 was $5,083,778 compared to $4,920,690 in the first six months of 2019, an increase of $163,088 or 3%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the six months ended June 30, 2020 and 2019 are summarized in the following table.

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Direct	$2,941,001	$2,603,097
Assumed	2,609,880	2,743,577
Ceded	(467,103)	(425,984)
Total	$5,083,778	$4,920,690

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium revenue for the three months ended June 30, 2020 was $2,368,017 compared to $2,527,714 for the same period in 2019, a decrease of $159,697 or 6%. The decrease was driven by a decrease in direct single premiums and assumed premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended June 30, 2020 and 2019 are summarized in the following table.

	Three Months ended June 30,
	2020	2019
	(unaudited)
Direct	$1,363,776	$1,411,317
Assumed	1,249,493	1,339,784
Ceded	(245,253)	(223,387)
Total	$2,368,017	$2,527,714

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Fixed maturities	$617,418	$585,033
Mortgages	5,851	-
Equity securities	289,450	285,076
Funds withheld	364,033	-
Cash and short term investments	11,376	13,978
	1,288,128	884,087
Less investment expenses	(32,117)	(23,049)
	$1,256,011	$861,038

Net investment income for the first six months of 2020 was $1,256,011, compared to $861,038 in 2019, an increase of $394,973 or 46%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the coinsurance treaty with ALSC.

The components of net investment income for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,
	2020	2019
	(unaudited)
Fixed maturities	$309,943	$282,739
Mortgages	5,851	$-
Equity securities	139,261	170,491
Funds withheld	304,778	-
Cash and short term investments	2,064	9,779
	761,897	463,009
Less investment expenses	(20,594)	(11,903)
	$741,303	$451,106

Net investment income for the quarter ended June 30, 2020 was $741,303 compared to $451,106 for the same period in 2019, an increase of $290,197 or 64%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and our new coinsurance treaty with ALSC.

Net investments gains (losses): Net investment losses for the six months ended June 30, 2020 were $1,359,105, compared to gains of $831,289 for the same period in 2019, a decrease of $2,190,394. The decrease in net investment gains is attributable to unrealized losses in our equity portfolio and our funds withheld asset as a result of the Covid-19 pandemic. Net investments losses for the six months ended June 30, 2020 were comprised of $1,134,227 of unrealized losses in our equity portfolio and funds withheld asset, and realized losses of $224,878. Net investment gains for the six months ended June 30, 2019 were comprised of $845,817 of unrealized gains in our equity portfolio and realized losses of $14,528. Realized gains and losses related to the sale of securities for the six months ended June 30, 2020 and 2019 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2020	2019
Gross gains	$64,907	$3,951
Gross losses	(289,785)	(18,479)
Net security losses	$(224,878)	$(14,528)

Net investment gains for the three months ended June 30, 2020 were $11,656, compared to gains of $104,086 for the same period in 2019, a decrease of $92,430. The decrease in net investment gains is attributable to unrealized losses in our funds withheld asset which offset improvement in our equity portfolio. Net investments gains for the three months ended June 30, 2020 were comprised of $17,581 of unrealized gains in our equity portfolio and funds withheld asset, and realized losses of $5,925. Net investment gains for the three months ended June 30, 2019 were comprised of $118,614 of unrealized gains in our equity portfolio and realized losses of $14,528. Realized gains and losses related to the sale of securities for the three months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2020	2019
Gross gains	$20,612	$3,951
Gross losses	(26,537)	(18,479)
Net security losses	$(5,925)	$(14,528)

Other income: Other income for the six months ended June 30, 2020 was $27,708 compared to $25,058 for the same period in 2019, an increase of $2,650. Other income for the three months ended June 30, 2020 was $14,052 compared to $12,259 for the same period in 2019, an increase of $1,793.

Expenses. Expenses for the six months ended June 30, 2020 and 2019 are summarized in the table below.

	Six Months Ended June 30,
	2020	2019
Expenses:	(unaudited)
Death claims	$922,656	$724,316
Policyholder benefits	2,647,705	2,305,295
Increase in policyholder reserves	1,612,693	1,437,658
Commissions, net of deferrals	371,570	413,599
Amortization of deferred acquisition costs	747,372	180,727
Amortization of value of business acquired	10,151	10,152
Salaries & benefits	517,085	502,727
Other operating expenses	1,308,903	722,515
Total expense	$8,138,135	$6,296,989

Expenses for the three months June 30, 2020 and 2019 are summarized in the table below.

	Three Months Ended June 30,
	2020	2019
	(unaudited)
Expenses:
Death claims	$440,944	$328,649
Policyholder benefits	1,398,622	1,168,467
Increase in policyholder reserves	689,445	757,098
Commissions, net of deferrals	164,614	194,064
Amortization of deferred acquisition costs	172,162	117,825
Amortization of value of business acquired	5,075	5,076
Salaries & benefits	253,880	250,895
Other operating expenses	436,658	307,873
	$3,561,400	$3,129,947

Death and other benefits: Death benefits were $922,656 in the six months ended June 30, 2020 compared to $724,316 for the same period in 2019, an increase of $198,340 or 27%. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $440,944 in the three months ended June 30, 2020 compared to $328,649 for the same period in 2019, an increase of $112,295 or 34%. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $2,647,705 in the six months ended June 30, 2020 compared to $2,305,295 for the same period in 2019, an increase of $342,410 or 15%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Policyholder benefits were $1,398,622 in the three months ended June 30, 2020 compared to $1,168,467 for the same period in 2019, an increase of $230,155 or 20%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Increases in policyholder reserves were $1,612,693 in the six months ended June 30, 2020, compared to $1,437,658 for the same period in 2019, an increase of $175,035 or 12%. The growth in reserve increase is the result of higher pre-need sales.

Policyholder reserves increased $689,445 in the three months ended June 30, 2020, compared to $757,098 in 2019, a decrease of $67,653 or 9%. The reduction in reserve increase is the result of lower pre-need sales in the second quarter of 2020, which sales were impacted by the Covid-19 pandemic.

Commissions, net of deferrals: The Company pays commissions to ceding companies on assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $371,570 in the six months ended June 30, 2020, compared to $413,599 for the same period in 2019, a decrease of $42,029 or 10%. This decrease is driven by a change in composition of premiums collected.

Commissions, net of deferrals, were $164,614 in the three months ended June 30, 2020, compared to $194,064 for the same period in 2019, a decrease of $29,450 or 15%. This decrease is driven by a change in composition of premiums collected.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $747,372 in the six months ended June 30, 2020, compared to $180,727 for the same period in 2019, an increase of $566,645 or 314%. As a result of the Covid-19 pandemic and the resulting historic low interest rates, the Company reassessed its DAC assumptions regarding reinvestment rates. As a result, the Company reduced its DAC balance by $430,000 to reflect the current reinvestment environment and the uncertainty of when interest rates will return to historically normal levels.

The amortization of DAC was $172,162 in the three months ended June 30, 2020, compared to $117,825 for the same period in 2019, an increase of $54,337 or 46%. The increase is driven by amortization of deferred costs on the 2020 ALSC Agreement.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $10,151 in the six months ended June 30, 2020 and is unchanged from the same period in 2019. Our VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $5,075 in the three months ended June 30, 2020 and is unchanged from the same period in 2019.

Salaries and benefits: Salaries and benefits were $517,085 for the six months ended June 30, 2020, compared to $502,727 for the same period in 2019, an increase of $14,358 or 3%. The Company has maintained its staffing levels during the Covid-19 pandemic to ensure that customer service needs continue to be met.  The increase in salaries and benefits expense is attributable to ordinary and customary increases in compensation for individual employees.

Salaries and benefits were $253,880 for the three months ended June 30, 2020, compared to $250,895 for the same period in 2019, an increase of $2,985 or 1%.

Other expenses: Other operating expenses were $1,308,903 in the six months ended June 30, 2020, compared to $722,515 for the same period in 2019, an increase of $586,388 or 81%. Operating costs were driven higher due to our pre-paid software asset being recognized as an expense ($250,000), increased accounting and actuarial fees ($50,000), increased computer and software expense ($30,000) and expenses associated with implementing a new disability reinsurance program ($50,000). Additionally, in 2019 we recognized expense savings from our acquisition of USALSC-Montana, which reduced 2019 expenses.

Other operating expenses were $436,658 in the three months ended June 30, 2020, compared to $307,873 for the same period in 2019, an increase of $128,785 or 41%. In 2019 we recognized expense savings from our acquisition of USALSC-Montana, which reduced 2019 expenses.

Net Income (Loss): Our net loss was $3,129,743 in the six months ended June 30, 2020 compared to a net income of $341,086 in the same period of 2019, a decrease of $3,470,289. Our net loss per share increased to $0.40 from a net income of $0.04 in 2019, basic and diluted. This decrease is primarily attributable to Covid-19 impacts on unrealized losses on our equity securities and on deferred acquisition costs. For the three months end June 30, 2020 our net loss was $426,372 or $0.06 per share compared to $34,782 or $0.00 per share in 2019.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $106,873,101 as of June 30, 2020, an increase of $51,933,852 from December 31, 2019. This is primarily the result of the 2020 ALSC Agreement.

Available for sale fixed maturity securities: As of June 30, 2020, we had available for sale fixed maturity assets of $36,152,521, an increase of $2,999,629 or 9% from the December 31, 2019 balance of $33,152,892. The increase is driven by an increase in the market value of these securities.

Mortgage loans on real estate: As of June 30, 2020, we had mortgage loans on real estate of $962,690 which were acquired as a result of the 2020 ALSC Agreement. We held no mortgages at December 31, 2019.

Equity securities, at fair value: As of June 30, 2020, we had equity securities of $9,141,500, a decrease of $1,000,003 or 10% from the December 31, 2019 balance of $10,141,503. This reduction is driven by a decrease in the market value of our equity securities.

Funds withheld under coinsurance agreement, at fair value: As of June 30, 2020, we had funds withheld assets of $41,294,491 which were acquired with the ALSC treaty. There were no funds withheld assets at December 31, 2019.

Policy loans: As of June 30, 2020, our policy loans were $154,088, an increase of $35,158 or 30% from the December 31, 2019 balance of $118,930. The increase is the result of normal loan activity.

Cash and cash equivalents: As of June 30, 2020, we had cash and cash equivalent assets of $7,376,813, an increase of $698,008 or 11% from the December 31, 2019 balance of $6,678,805. This increase is primarily the result of cash received from premium income.

Investment income due and accrued: As of June 30, 2020, our investment income due and accrued was $370,326 compared to $321,362 as of December 31, 2019. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of June 30, 2020, our reinsurance related assets were $922,104, an increase of $733,722 or 390% from the December 31, 2019 balance of $188,382. This increase is driven by amounts due from ALSC on the 2020 ALSC Agreement.

Deferred acquisition costs, net: As of June 30, 2020, our deferred acquisition costs were $8,310,532, an increase of $5,657,858 or 213% from the December 31, 2019 balance of $2,652,674. The increase is the result of costs deferred on the 2020 ALSC Agreement.

Value of business acquired, net: As of June 30, 2020, our value of business acquired asset was $549,843, a decrease of $10,151 from the December 31, 2019 balance of $559,994. This asset was established in the third quarter of 2017 as a result of the acquisition of DCLIC. The decrease is the result of amortization of the asset.

Property, equipment and software, net: As of June 30, 2020, our property, equipment and software assets were $38,722, a decrease of $5,119 from the December 31, 2019 balance of $43,841. This decrease is a result of normal amortization.

Goodwill: As of June 30, 2020, our goodwill was $277,542 and was unchanged from the December 31, 2019 balance. Goodwill was established as a result of the merger with Northern Plains.

Deferred tax asset, net of valuation allowance: As of June 30, 2020, the Company had a deferred tax asset of $431,158 unchanged from December 31, 2019.

Other assets: As of June 30, 2020, other assets were $890,771, an increase of $518,605 or 139% from the December 31, 2019 balance of $372,166. This increase was the result of pre-paid benefit expenses offset by a reduction in our pre-paid software asset.

Liabilities. Our total liabilities were $91,987,329 as of June 30, 2020, an increase of $53,924,277 or 142% from our December 31, 2019 liability of $38,063,052. The ALSC treaty significantly impacted our assets and liabilities. This increase is driven by an increase in our policyholder liabilities as a result of the ALSC treaty.

Policy liabilities: Our total policy liabilities as of June 30, 2020 were $89,818,431, an increase of $52,893,546 or 143% from the December 31, 2019 balance of $36,924,885. This increase is driven by annuities assumed under the coinsurance agreement with ALSC.

Accounts payable and accrued expenses: As of June 30, 2020, our accounts payable and accrued expenses were $148,434, an increase of $25,453 or 21% from the December 31, 2019 balance of $122,981. This increase is the result of normal operating activity.

Federal Home Loan Bank advance: In October of 2019, the Company took an advance of $1,000,000 from the Federal Home Loan Bank of Topeka (“FHLB”) which was outstanding as of June 30, 2020 and December 31, 2019. In the second quarter of 2020, the Company took two additional advances of $500,000 each, which were outstanding as of June 30, 2020.

Other liabilities: As of June 30, 2020, our other liabilities were $20,464, an increase of $5,278 from the December 31, 2019 balance of $15,186. The increase is the result of normal business activities.

Shareholders’ Equity. Our shareholders’ equity was $14,885,772 as of June 30, 2020, a decrease of $1,990,425 or 12% from our December 31, 2019 shareholders’ equity of $16,876,197. The decrease in shareholders’ equity was driven by our net loss during the period, which was materially impacted by the Covid-19 pandemic.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$674,765	0.7%	$632,639	1.3%
Corporate bonds	21,874,674	23.1%	20,084,397	40.2%
Municipal bonds	6,832,005	7.2%	7,055,059	14.1%
Redeemable preferred stocks	3,058,293	3.2%	2,133,893	4.3%
Mortgage backed and asset backed securities	3,712,784	3.9%	3,246,904	6.5%
Total fixed maturities	36,152,521	38.1%	33,152,892	66.3%
Mortgage loans	962,690	1.0%	-	0.0%
Equities:
Common stock	7,162,008	7.5%	9,214,694	18.4%
Preferred stock	1,979,492	2.1%	926,809	1.9%
Total equities	9,141,500	10.6%	10,141,503	20.3%
Funds withheld	41,294,491	43.5%	-	0.0%
Cash and cash equivalents	7,376,813	7.8%	6,678,805	13.4%
Total	$94,928,015	100.0%	$49,973,200	100.0%

The total value of our investments and cash and cash equivalents increased to $94,928,015 as of June30, 2020 from $49,973,200 at December 31, 2019, an increase of $44,954,815 or 90%. Increases in investments are primarily attributable to the 2020 ALSC Agreement.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,128,784	3.1%	$1,201,046	3.6%
AA	7,719,758	21.4%	7,901,834	23.8%
A	9,353,162	25.9%	8,446,360	25.5%
BBB	14,291,868	39.5%	13,832,629	41.7%
BB	3,467,349	9.6%	1,579,423	4.8%
Not Rated - Private Placement	191,600	0.5%	191,600	0.6%
Total	$36,152,521	100.0%	$33,152,892	100.0%

The amortized cost and fair value of debt securities as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$99,987	$100,239
After one year through five years	1,623,810	1,726,647	1,424,337	1,471,552
After five years through ten years	3,087,409	3,570,764	3,286,937	3,574,191
More than 10 years	21,062,199	24,084,033	20,743,310	22,626,113
Redeemable preferred stocks	3,213,953	3,058,293	2,097,206	2,133,893
Mortgage backed and asset backed securities	3,647,890	3,712,784	3,171,620	3,246,904
Total amortized cost and fair value	$32,635,261	$36,152,521	$30,823,397	$33,152,892

Market Risk of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, equity securities, mortgage loans, and funds withheld under the 2020 ALSC Agreement. Each of these investments is subject to market risks that can affect their return and their fair value. A significant percentage of the investments are fixed maturity securities including debt issues of corporations, US Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk. The Company's investment portfolio, including the creditworthiness and valuation of investment assets, as well as availability of new investments may be adversely affected as a result of market developments related to the COVID-19 pandemic and uncertainty regarding its ultimate severity and duration.

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

We attempt to mitigate our exposure to adverse interest rate movements through laddering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, management believes it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.  Additionally, USALSC is a member of the Federal Home Loan Bank of Topeka, which provides access to liquidity and further reduces the likelihood of disposing of fixed maturities at a loss.

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantifiable.  The Company is closely monitoring the effects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position.

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

Net cash provided by operating activities was $635,961 for the six months ended June 30, 2020. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $4,942,630. The primary use of cash was the purchase of available for sale securities and funds transferred to our funds withheld account. Cash provided by financing activities was $5,004,677. The primary sources of cash were receipts on deposit-type contracts.

At June 30, 2020, we had cash and cash equivalents totaling $7,376,813. We believe that our existing cash and cash equivalents and premiums from our insurance operations will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2020, the Company issued 529 shares of common stock, for aggregate consideration of $3,703, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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