Form 10-Q
period 2020-09-30
US Alliance Corp
filed 2020-11-12
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value

7,741,401 shares outstanding

as of November 4, 2020

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $32,587,751 and $30,823,397 as of September 30, 2020 and December 31, 2019, respectively)	$36,667,727	$33,152,892
Equity securities, at fair value	10,123,484	10,141,503
Mortgage loans on real estate	2,311,931	-
Funds withheld under coinsurance agreement, at fair value	45,330,710	-
Policy loans	163,725	118,930
Total investments	94,597,577	43,413,325

Cash and cash equivalents	5,184,510	6,678,805
Investment income due and accrued	370,342	321,362
Reinsurance related assets	62,498	188,382
Deferred acquisition costs, net	8,394,478	2,652,674
Value of business acquired, net	544,767	559,994
Property, equipment and software, net	36,163	43,841
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	431,158	431,158
Other assets	722,840	372,166
Total assets	$110,621,875	$54,939,249

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities:
Deposit-type contracts	$71,662,245	$19,396,614
Policyholder benefit reserves	19,921,816	17,326,524
Dividend accumulation	115,205	123,038
Advance premiums	122,415	78,709
Total policy liabilities	91,821,681	36,924,885

Accounts payable and accrued expenses	143,522	122,981
Federal Home Loan Bank advance	2,000,000	1,000,000
Other liabilities	180,976	15,186
Total liabilities	94,146,179	38,063,052

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,741,358 and 7,734,004 shares as of September 30, 2020 and December 31, 2019, respectively	774,137	773,401
Additional paid-in capital	23,116,136	23,210,257
Accumulated deficit	(11,494,544)	(9,436,956)
Accumulated other comprehensive income	4,079,967	2,329,495
Total shareholders' equity	16,475,696	16,876,197

Total liabilities and shareholders' equity	$110,621,875	$54,939,249

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Income:
Premium income	$7,631,621	$6,983,705	$2,547,843	$2,063,015
Net investment income	2,322,169	1,303,757	1,066,158	442,719
Net investment gains (losses)	(437,085)	937,590	922,020	106,301
Other income	48,232	40,454	20,524	15,396
Total income	9,564,937	9,265,506	4,556,545	2,627,431

Expenses:
Death claims	1,316,831	1,022,585	394,175	298,269
Policyholder benefits	3,949,421	3,267,898	1,301,716	962,603
Increase in policyholder reserves	2,574,776	1,997,786	962,083	560,128
Commissions, net of deferrals	536,257	571,543	164,687	157,944
Amortization of deferred acquisition costs	757,333	293,032	9,961	112,305
Amortization of value of business acquired	15,227	15,228	5,076	5,076
Salaries & benefits	780,626	773,400	263,541	270,673
Other operating expenses	1,692,054	940,502	383,151	217,987
Total expense	11,622,525	8,881,974	3,484,390	2,584,985

Net income (loss)	$(2,057,588)	$383,532	$1,072,155	$42,446

Net income (loss) per common share, basic and diluted	$(0.27)	$0.05	$0.14	$0.01

Unrealized net holding gains arising during the period	1,819,318	2,480,863	571,875	993,217
Reclassification adjustment for (gains) losses included in net loss	(68,846)	13,985	(9,157)	(543)

Other comprehensive income	1,750,472	2,494,848	562,718	992,674

Comprehensive income (loss)	$(307,116)	$2,878,380	$1,634,873	$1,035,120

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Nine Months and Three Months Ended September 30, 2020 and 2019 (Unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	82,019	8,202	565,931	-	-	574,133
Costs associated with common stock issued	-	-	(300,981)	-	-	(300,981)
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	1,098,760	(1,098,760)	-
Other comprehensive income	-	-	-	3,580,517	-	3,580,517
Net income	-	-	-	-	383,532	383,532
Balance, September 30, 2019	7,732,570	$773,258	$23,254,393	$2,494,848	$(9,652,632)	$16,869,867

Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	7,354	736	50,742	-	-	51,478
Costs associated with common stock issued	-	-	(144,863)	-	-	(144,863)
Other comprehensive income	-	-	-	1,750,472	-	1,750,472
Net loss	-	-	-	-	(2,057,588)	(2,057,588)
Balance, September 30, 2020	7,741,358	$774,137	$23,116,136	$4,079,967	$(11,494,544)	$16,475,696

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income	Deficit	Total
Balance, June 30, 2019	7,707,090	$770,710	$23,141,692	$1,502,174	$(9,695,078)	$15,719,498
Common stock issued, $7 per share	25,480	2,548	175,812	-	-	178,360
Costs associated with common stock issued	-	-	(63,111)	-	-	(63,111)
Other comprehensive income	-	-	-	992,674	-	992,674
Net income	-	-	-	-	42,446	42,446
Balance, September 30, 2019	7,732,570	$773,258	$23,254,393	$2,494,848	$(9,652,632)	$16,869,867

Balance, June 30, 2020	7,741,229	$774,124	$23,161,098	$3,517,249	$(12,566,699)	$14,885,772
Common stock issued, $7 per share	129	13	890	-	-	903
Costs associated with common stock issued	-	-	(45,852)	-	-	(45,852)
Other comprehensive income	-	-	-	562,718	-	562,718
Net income	-	-	-	-	1,072,155	1,072,155
Balance, September 30, 2020	7,741,358	$774,137	$23,116,136	$4,079,967	$(11,494,544)	$16,475,696

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Cash Flows from operating activities:
Net income (loss)	$(2,057,588)	$383,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,678	7,678
Net realized losses on the sale of securities	172,351	13,985
Unrealized (gains) losses on equity securities	126,205	(951,575)
Change in fair value of funds withheld embedded derivative	138,529	-
Amortization of investment securities, net	100,026	27,664
Deferred acquisition costs capitalized	(591,987)	(254,723)
Deferred acquisition costs amortized	757,333	293,033
Value of business acquired amortized	15,227	15,228
Interest credited on deposit type contracts	811,403	495,623
(Increase) decrease in operating assets:
Change in funds withheld	(518,388)	-
Investment income due and accrued	(48,980)	(19,453)
Reinsurance related assets	189,532	(12,981)
Other assets	130,235	6,687
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,595,292	2,045,227
Dividend accumulation	(7,833)	(49,481)
Advance premiums	43,706	39,972
Other liabilities	165,790	(11,117)
Accounts payable and accrued expenses	20,541	(207,403)
Net cash provided by operating activities	2,049,072	1,821,896

Cash Flows from investing activities:
Purchase of fixed income investments	(2,496,724)	(1,230,636)
Purchase of equity investments	(5,013,668)	(179,496)
Purchase of mortgage investments	(2,317,154)	-
Proceeds from fixed income sales and repayments	1,928,744	528,750
Proceeds from equity sales	3,437,262	268,101
Proceeds from mortgage repayments	5,223	-
Transfers to funds withheld	(4,391,824)	-
Interest on policy loans	(8,934)	(675)
Increase in policy loans	(35,861)	(11,560)
Net cash used in investing activities	(8,892,936)	(625,516)

Cash Flows from financing activities:
Receipts on deposit-type contracts	5,883,499	2,779,027
Withdrawals on deposit-type contracts	(1,440,545)	(1,180,666)
Proceeds from FHLB advance	1,000,000	-
Proceeds received from issuance of common stock, net of costs of issuance	(93,385)	273,152
Net cash provided by financing activities	5,349,569	1,871,513

Net increase (decrease) in cash and cash equivalents	(1,494,295)	3,067,893

Cash and Cash Equivalents:
Beginning	6,678,805	2,077,646
Ending	$5,184,510	$5,145,539

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$47,097,503	$-
Funds withheld assumed withdrawals on deposit-type contracts	86,229	-
Commissions and expense allowances deducted from funds withheld	6,808,484	-

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

USAC has five direct and indirect wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was formed June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was formed April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was formed April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”) was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana (USALSC-Montana) was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC.

Unless the context otherwise indicates, references in this report to "we," "us," "our," or the "Company" refer collectively to USAC and its subsidiaries.

USAC terminated its initial public offering on February 24, 2013. During the balance of 2013, USAC achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. USAC sold its first insurance product on May 1, 2013. USAC continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, USAC commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, USAC extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. USAC has extended this offering to February 24, 2021. During the 4th quarter of 2017, USAC began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year. Certain financial information which is normally included in the notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2019.

Principles of consolidation: The consolidated financial statements include the accounts of USAC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Area of Operation: USALSC is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska, Oklahoma, and Wyoming. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana

Reclassifications: Certain reclassifications of a minor nature have been made to prior-year balances to conform to current-year presentation with no net impact to net loss/income or equity.

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2020, and December 31, 2019, USAC had 7,741,358 and 7,734,004 common shares issued and outstanding, respectively.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended September 30, 2020 and 2019 were 7,741,272 and 7,715,583 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2020 and 2019 were 7,738,179 and 7,681,612 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the quarters and nine months ended September 30, 2020 and 2019.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

This guidance was effective for the Company for the year ended December 31, 2019 and required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values. As of the adoption date, the Company held publicly traded equity investments with a fair value of $10,987,539 million in a net unrealized gain position of $ 1,098,760 million. The Company has recorded a cumulative-effect adjustment of $ 1,098,760 to decrease Accumulated Other Comprehensive Income (AOCI) with a corresponding increase to accumulated deficit for unrealized gains as of the beginning of fiscal year 2019. As a result of the implementation of ASU 2016-01, unrealized gains and losses in equity investments with readily determinable fair values are recorded on the Consolidated Statements of Comprehensive Income (Loss) within net investment gains (losses). The Company recorded a gain in net investment gains (losses) of $1.1 million for year ended December 31, 2019 as a result of adopting this standard. The implementation of this guidance is expected to increase volatility in our net income as the volatility previously recorded in Comprehensive Income (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income effective with the adoption date.

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

The Company’s significant accounting policies are discussed in Note 1 “Description of Business and Significant Accounting Policies” of the 2019 Annual Report. The significant accounting policies below reflect the impact of new transactions involving funds withheld under a coinsurance agreement and the issuance of mortgage loans.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Funds Withheld under Coinsurance Agreement: Funds withheld under coinsurance agreement represent amounts contractually withheld by American Life and Security Corporation in accordance with a reinsurance agreement entered into in 2020. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses in the consolidated statements of income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed below.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.     Investments

Fixed Maturities

The amortized cost and fair value of available for sale investments as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$573,979	$122,953	$-	$696,932
Corporate bonds	19,128,008	3,086,100	(111,683)	22,102,425
Municipal bonds	5,951,127	920,148	(103)	6,871,172
Redeemable preferred stock	3,015,598	16,473	(48,985)	2,983,086
Mortgage backed and asset backed securities	3,919,039	106,252	(11,179)	4,014,112
Total available for sale	$32,587,751	$4,251,926	$(171,950)	$36,667,727

	December 31, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$608,477	$24,162	$-	$632,639
Corporate bonds	18,407,211	1,697,265	(20,079)	20,084,397
Municipal bonds	6,538,883	518,059	(1,883)	7,055,059
Redeemable preferred stock	2,097,206	36,687	-	2,133,893
Mortgage backed and asset backed securities	3,171,620	77,593	(2,309)	3,246,904
Total available for sale	$30,823,397	$2,353,766	$(24,271)	$33,152,892

The amortized cost and fair value of debt securities as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$100,957	$103,352	$99,987	$100,239
After one year through five years	1,625,522	1,747,976	1,424,337	1,471,552
After five years through ten years	2,885,723	3,367,585	3,286,937	3,574,191
More than 10 years	21,040,912	24,451,616	20,743,310	22,626,113
Redeemable preferred stocks	3,015,598	2,983,086	2,097,206	2,133,893
Mortgage backed and asset backed securities	3,919,039	4,014,112	3,171,620	3,246,904
Total amortized cost and fair value	$32,587,751	$36,667,727	$30,823,397	$33,152,892

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns for the first nine months of 2020 and 2019 were $5,371,229 and $796,851 respectively. Realized gains and losses related to the sale of securities are summarized below:

	Nine Months Ended September 30,
	(unaudited)
	2020	2019
Gross gains	$119,173	$4,601
Gross losses	(291,524)	(18,586)
Net security losses	$(172,351)	$(13,985)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months September 30, 2020 and 2019 were $766,220 and $135,587 respectively. Realized gains and losses related to the sale of securities are summarized below:

	Three Months Ended September 30,
	(unaudited)
	2020	2019
Gross gains	$54,266	$650
Gross losses	(1,739)	(107)
Net security gains	$52,527	$543

Gross unrealized losses by duration for available for sale securities are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2020	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$1,379,313	$(106,717)	$45,000	$(4,966)	$1,424,313	$(111,683)
Municipal bonds	47,844	(103)	-	-	47,844	(103)
Redeemable preferred stock	2,280,348	(48,985)	-	-	2,280,348	(48,985)
Mortgage backed and asset backed securities	316,327	(11,179)	-	-	316,327	(11,179)
Total fixed maturities	$4,023,832	$(166,984)	$45,000	$(4,966)	$4,068,832	$(171,950)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2019
Available for sale:
Fixed maturities:
Corporate bonds	$967,848	$(20,079)	$-	$-	$967,848	$(20,079)
Municipal bonds	46,646	(1,883)	-	-	46,646	(1,883)
Mortgage backed and asset backed securities	-	-	296,576	(2,309)	296,576	(2,309)
Total fixed maturities	$1,014,494	$(21,962)	$296,576	$(2,309)	$1,311,070	$(24,271)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of September 30, 2020 was 22, which represented an unrealized loss of $171,950 of the aggregate carrying value of those securities. The 22 securities breakdown as follows: 7 bonds, 6 mortgage and asset backed securities, and 9 preferred stocks. The Company determined that no securities were considered to be other-than-temporarily impaired as of September 30, 2020 and December 31, 2019.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,2020	December 31, 2019
	(unaudited)
Commercial mortgage loans by property type
Student housing	$781,512	$-
Condominium	1,352,435	-
Multi-family	177,984	-
Total commercial mortgages	$2,311,931	$-

The Company’s mortgage loans by loan-to-value ratio as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,2020	December 31, 2019
	(unaudited)
Loan to value ratio
Over 70 to 80%	$1,352,435	$-
Over 20 to 30%	177,984	-
Over 10 to 20%	781,512	-
Total	$2,311,931	$-

The Company’s mortgage loans by maturity date as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,2020	December 31, 2019
	(unaudited)
Maturity Date
One year or less	$2,311,931	$-

Investment Income, Net of Expenses

The components of net investment income for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Fixed maturities	$889,563	$873,443
Mortgages	61,438	-
Equity securities	487,777	440,426
Funds withheld	962,023	-
Cash and cash equivalents	12,240	23,772
	2,413,041	1,337,641
Less investment expenses	(90,872)	(33,884)
	$2,322,169	$1,303,757

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The components of net investment income for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	2020	2019
	(unaudited)
Fixed maturities	$272,145	$288,410
Mortgages	55,587	$-
Equity securities	198,327	155,350
Funds withheld	597,990	-
Cash and cash equivalents	864	9,794
	1,124,913	453,554
Less investment expenses	(58,755)	(10,835)
	$1,066,158	$442,719

Note 3.     Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consists solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	September 30, 2020		December 31, 2019
(unaudited)
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$-	$138,529	$-	$-	Funds withheld

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Nine Months Ending	Nine Months Ending	Balance
	September 30,2020	September 30,2019	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$(138,529)	$-	Net investment gains (losses)

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s fund withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. Since the embedded derivative is in a liability position there is no credit valuation adjustment at September 30, 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table presents the amounts of assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$696,932	$696,932	$-	$-
Corporate bonds	22,102,425	-	21,915,625	186,800
Municipal bonds	6,871,172	-	6,871,172	-
Redeemable preferred stock	2,983,086	-	2,983,086	-
Mortgage backed and asset backed securities	4,014,112	-	4,014,112	-
Total fixed maturities	36,667,727	696,932	35,783,995	186,800
Equities:
Common stock	7,876,172	7,785,072	91,100	-
Preferred stock	2,247,312	-	2,247,312	-
Total equities	10,123,484	7,785,072	2,338,412	-
Funds withheld embedded derivative	(138,529)	-	-	(138,529)
Total	$46,652,682	$8,482,004	$38,122,407	$48,271

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$632,639	$632,639	$-	$-
Corporate bonds	20,084,397	-	19,892,797	191,600
Municipal bonds	7,055,059	-	7,055,059	-
Redeemable preferred stock	2,133,893	-	2,133,893	-
Mortgage backed and asset backed securities	3,246,904	-	3,246,904	-
Total fixed maturities	33,152,892	632,639	32,328,653	191,600
Equities:
Common stock	9,214,694	9,169,694	45,000	-
Preferred stock	926,809	-	926,809	-
Total equities	10,141,503	9,169,694	971,809	-
Total	$43,294,395	$9,802,333	$33,300,462	$191,600

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Nine Months Ended September 30, 2020	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$191,600	$-
Principal payment	(4,800)	-
Investment related (losses), net	-	(138,529)
Fair value, end of period	$186,800	$(138,529)

For the Three Months Ended September 30, 2020	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$191,600	$(637,033)
Principal payment	(4,800)	-
Investment related gains (losses), net	-	498,504
Fair value, end of period	$186,800	$(138,529)

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

The estimated fair values of the Company’s financial assets and liabilities are as follows:

	September 30, 2020
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$5,184,510	$5,184,510	$5,184,510	$-	$-
Investment income due and accrued	370,342	370,342	-	370,342	-
Funds withheld	45,469,239	45,330,710	-	-	45,330,710
Policy loans	163,725	163,725	-	-	163,725
Total Financial Assets (excluding available for sale investments)	$51,187,816	$51,049,287	$5,184,510	$370,342	$45,494,435

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	71,662,245	73,982,003	-	-	73,982,003
Total Financial Liabilities	$73,662,245	$75,982,003	$-	$-	$75,982,003

	December 31, 2019

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,678,805	$6,678,805	$6,678,805	$-	$-
Investment income due and accrued	321,362	321,362	-	321,362	-
Policy loans	118,930	118,930	-	-	118,930
Total Financial Assets (excluding available for sale investments)	$7,119,097	$7,119,097	$6,678,805	$321,362	$118,930

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	19,396,614	19,186,265	-	-	19,186,265
Total Financial Liabilities	$20,396,614	$20,186,265	$-	$-	$20,186,265

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.     Income Tax Provision

No income tax expense or (benefit) has been reflected for the quarters ended September 30, 2020 and 2019 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $13,296,815 and $12,567,367 as of September 30, 2020 and December 31, 2019, respectively. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $431,158 as of each of September 30, 2020 and December 31, 2019.

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

The Company has evaluated subsequent events through November 11, 2020, the date on which the consolidated financial statements were issued.

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

Overview

US Alliance Corporation (“USAC”) was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our five wholly-owned subsidiaries: USALSC, a life insurance corporation; DCLIC, a life insurance corporation; USALSC-Montana, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation. Unless the context otherwise indicates, references in this report to “we”, “us”, “our”, or the “Company” refer collectively to USAC and its subsidiaries.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2018, the Company entered into a coinsurance agreement to assume 100% of a certain block of life insurance policies from American Life and Security Company (“ALSC”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies. As of September 30, 2020, the Company had assumed $50.2 million in annuity deposits under the 2020 ALSC Agreement.

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

Valuation of Investments

The Company's principal investments are in fixed maturity and equity securities. Fixed maturity securities, classified as available for sale, and equity securities are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.

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

       Funds Withheld under Coinsurance Agreement

         Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with a reinsurance agreement entered into in 2020. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded Derivative, discussed above.  Under the terms of the coinsurance agreement the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended, which is anticipated to be achieved in the first quarter of 2021.   The Company will record  the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the coinsurance agreement.

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

        Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in net investment gains (losses) on the consolidated statements of income (loss).

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the nine months ended September 30, 2020 and 2019 are summarized in the table below.

	Nine Months Ended September 30,
	2020	2019
Income:	(unaudited)
Premium income	$7,631,621	$6,983,705
Net investment income	2,322,169	1,303,757
Net investment gains (losses)	(437,085)	937,590
Other income	48,232	40,454
Total income	$9,564,937	$9,265,506

Insurance revenues for the three months ended September 30, 2020 and 2019 are summarized in the table below.

	Three Months Ended September 30,
	2020	2019
Income:	(unaudited)
Premium income	$2,547,843	$2,063,015
Net investment income	1,066,158	442,719
Net investment gains	922,020	106,301
Other income	20,524	15,396
Total income	$4,556,545	$2,627,431

      Our 2020 first nine months revenue increased to $9,564,937, an increase of $299,431 or 3% from the 2019 first nine months revenue of $9,265,506. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard has resulted in increased volatility in total income.

Premium revenue: Premium revenue for the first nine months of 2020 was $7,631,621 compared to $6,983,705 in the first nine months of 2019, an increase of $647,916 or 9%. The increase was driven by an increase in direct single and recurring premiums. While ceded premium results in a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the nine months ended September 30, 2020 and 2019 are summarized in the following table.

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Direct	$4,765,909	$3,868,350
Assumed	3,565,753	3,723,457
Ceded	(700,041)	(608,102)
Total	$7,631,621	$6,983,705

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium revenue for the three months ended September 30, 2020 was $2,547,843 compared to $2,063,015 for the same period in 2019, an increase of $484,828 or 23%. The increase was driven by an increase in direct premiums. While ceded premium results in a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended September 30, 2020 and 2019 are summarized in the following table.

	Three Months ended September 30,
	2020	2019
	(unaudited)
Direct	$1,824,908	$1,265,253
Assumed	955,873	979,880
Ceded	(232,938)	(182,118)
Total	$2,547,843	$2,063,015

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Fixed maturities	$889,563	$873,443
Mortgages	61,438	-
Equity securities	487,777	440,426
Funds withheld	962,023	-
Cash and cash equivalents	12,240	23,772
	2,413,041	1,337,641
Less investment expenses	(90,872)	(33,884)
	$2,322,169	$1,303,757

Net investment income for the first nine months of 2020 was $2,322,169, compared to $1,303,757 in 2019, an increase of $1,018,412 or 78%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

The components of net investment income for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	2020	2019
	(unaudited)
Fixed maturities	$272,145	$288,410
Mortgages	55,587	$-
Equity securities	198,327	155,350
Funds withheld	597,990	-
Cash and cash equivalents	864	9,794
	1,124,913	453,554
Less investment expenses	(58,755)	(10,835)
	$1,066,158	$442,719

Net investment income for the quarter ended September 30, 2020 was $1,066,158 compared to $442,719 for the same period in 2019, an increase of $623,439 or 141%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

Net investments gains (losses): Net investment losses for the nine months ended September 30, 2020 were $437,085, compared to gains of $937,590 for the same period in 2019, a decrease of $1,374,675. The decrease in net investment gains is attributable to unrealized losses in our equity portfolio and our funds withheld asset as a result of the Covid-19 pandemic. Net investments losses for the nine months ended September 30, 2020 were comprised of $264,734 of unrealized losses in our equity portfolio and funds withheld asset and realized losses of $172,351. Net investment gains for the nine months ended September 30, 2019 were comprised of $951,575 of unrealized gains in our equity portfolio and realized losses of $13,985. Realized gains and losses related to the sale of securities for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2020	2019
Gross gains	$119,173	$4,601
Gross losses	(291,524)	(18,586)
Net security losses	$(172,351)	$(13,985)

Net investment gains for the three months ended September 30, 2020 were $922,020, compared to gains of $106,301 for the same period in 2019, an increase of $815,719. The increase in net investment gains is attributable to unrealized gains in our funds withheld asset and in our equity portfolio. Net investments gains for the three months ended September 30, 2020 were comprised of $869,493 of unrealized gains in our equity portfolio and funds withheld asset and realized gains of $52,527. Net investment gains for the same period in 2019 were comprised of $105,758 of unrealized gains in our equity portfolio and realized gains of $543. Realized gains and losses related to the sale of securities for the three months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2020	2019
Gross gains	$54,266	$650
Gross losses	(1,739)	(107)
Net security gains	$52,527	$543

Other income: Other income for the nine months ended September 30, 2020 was $48,232 compared to $40,454 in the same period in 2019, an increase of $7,778. Other income for the three months ended September 30, 2020 was $20,524 compared to $15,396 in the same period in 2019, an increase of $5,128.

Expenses. Expenses for the nine months ended September 30, 2020 and 2019 are summarized in the table below.

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Expenses:
Death claims	1,316,831	1,022,585
Policyholder benefits	3,949,421	3,267,898
Increase in policyholder reserves	2,574,776	1,997,786
Commissions, net of deferrals	536,257	571,543
Amortization of deferred acquisition costs	757,333	293,032
Amortization of value of business acquired	15,227	15,228
Salaries & benefits	780,626	773,400
Other operating expenses	1,692,054	940,502
Total expense	11,622,525	8,881,974

Expenses for the three months ended September 30, 2020 and 2019 are summarized in the table below.

	Three Months Ended September 30,
	2020	2019
	(unaudited)
Expenses:
Death claims	394,175	298,269
Policyholder benefits	1,301,716	962,603
Increase in policyholder reserves	962,083	560,128
Commissions, net of deferrals	164,687	157,944
Amortization of deferred acquisition costs	9,961	112,305
Amortization of value of business acquired	5,076	5,076
Salaries & benefits	263,541	270,673
Other operating expenses	383,151	217,987
Total expense	3,484,390	2,584,985

Death and other benefits: Death benefits were $1,316,831 in the nine months ended September 30, 2020 compared to $1,022,585 for the same period in 2019, an increase of $294,246 or 29%. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $394,175 in the three months ended September 30, 2020 compared to $298,269 in the same period in 2019, an increase of $95,906 or 32%. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $3,949,421 in the nine months ended September 30, 2020 compared to $3,267,898 in the same period in 2019, an increase of $681,523 or 21%. The primary driver of this increase is the increased interest credited on our direct and assumed annuities.

Policyholder benefits were $1,301,716 in the three months ended September 30, 2020 compared to $962,603 in the same period in 2019, an increase of $339,113 or 35%. The primary driver of this increase is the increased interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Increases in policyholder reserves were $2,574,776 in the nine months ended September 30, 2020, compared to $1,997,786 in the same period in 2019, an increase of $576,990 or 29%. The growth in reserve increase is the result of higher sales.

Policyholder reserves increased $962,083 in the three months ended September 30, 2020, compared to $560,128 in the same period in 2019, an increase of $401,955 or 72%. The growth in reserve increase is the result of higher sales.

Commissions, net of deferrals: The Company pays commissions to ceding companies on assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $536,257 in the nine months ended September 30, 2020, compared to $571,543 in the same period in 2019, a decrease of $35,286 or 6%. This decrease is driven by a change in composition of premiums collected.

Commissions, net of deferrals, were $164,687 in the three months ended September 30, 2020, compared to $157,944 in the same period in 2019, an increase of $6,743 or 4%. This increase is driven by a change in composition of premiums collected and an increase in premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs (“DAC”) was $757,333 in the nine months ended September 30, 2020, compared to $293,032 in the same period in 2019, an increase of $464,301 or 158%. As a result of the Covid-19 pandemic and the resulting historic low interest rates, the Company reassessed its DAC assumptions regarding reinvestment rates. As a result, the Company reduced its DAC balance by $430,000 to reflect the current reinvestment environment and the uncertainty of interest rates.

The amortization of DAC was $9,961 in the three months ended September 30, 2020, compared to $112,305 in the same period in 2019, a decrease of $102,344 or 91%. The decrease was driven by a reduction in amortization on the 2020 ALSC Agreement to reflect the investment ramp up period on this block of policies.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $15,227 in the nine months ended September 30, 2020 and is unchanged from the same period in 2019. Our VOBA balance was established August 1, 2017 with acquisition of DCLIC. VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $5,076 in the three months ended September 30, 2020 and is unchanged from 2019.

Salaries and benefits: Salaries and benefits were $780,626 for the nine months ended September 30, 2020, compared to $773,400 for the same period in 2019, an increase of $7,226 or 1%. The Company has maintained its staffing levels during the Covid-19 pandemic to ensure that customer service needs continue to be met. The increase in salaries and benefits expense is attributable to ordinary and customary increases in compensation for individual employees.

Salaries and benefits were $263,541 for the three months ended September 30, 2020, compared to $270,673 for the same period in 2019, a decrease of $7,132 or 3%.

Other expenses: Other operating expenses were $1,692,054 in the nine months ended September 30, 2020, compared to $940,502 for the same period in 2019, an increase of $751,552 or 80%. Operating costs were driven higher due primarily to our pre-paid software asset being recognized as an expense of $250,000, increased accounting and actuarial fees totaling $50,000, increased computer and software expense of $90,000, and expenses associated with implementing a new disability reinsurance program totaling $50,000. Additionally, in 2019 we recognized expense savings from our acquisition of USALSC-Montana which reduced 2019 expenses by $100,000. We also recovered a loan balance that had previously been written off which further reduced our 2019 expenses by an additional $60,000.

Other operating expenses were $383,151 in the three months ended September 30, 2020, compared to $217,987 for the same period in 2019, an increase of $165,164 or 76%. Increased computer and software expense of $60,000 and TPA fees  of $15,000 associated with the 2020 ALSC Agreement were the primary drivers of the increase. In 2019 we recovered a loan balance that had previously been written off, which reduced our 2019 expenses.

Net Income (Loss): Our net loss was $2,057,588 in the nine months ended September 30, 2020 compared to a net income of $383,582 in the same period of 2019, a decrease of $2,441,170. Our net loss per share increased to $0.27 from a net income of $0.05 for the same period in 2019, basic and diluted. This decrease is primarily attributable to Covid-19 impacts on unrealized losses on our equity securities and on deferred acquisition costs. For the three months end September 30, 2020 our net income per share was $1,072,155 or $0.14 per share compared to $42,446 or $0.01 per share for the same period in 2019.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $110,621,875 as of September 30, 2020, an increase of $55,682,626 from December 31, 2019. This is primarily the result of the 2020 ALSC Agreement.

Available for sale fixed maturity securities: As of September 30, 2020, we had available for sale fixed maturity assets of $36,667,727, an increase of $3,514,835 or 10% from the December 31, 2019 balance of $33,152,892. The increase is driven by an increase in the market value of these securities.

Mortgage loans on real estate: As of September 30, 2020, we had mortgage loans on real estate of $2,311,931 which are as a result of the 2020 ALSC Agreement. We held no mortgages at December 31, 2019.

Equity securities, at fair value: As of September 30, 2020, we had equity securities of $10,123,484, a decrease of $18,019 or 0.2% from the December 31, 2019 balance of $10,141,503. This reduction is driven by a decrease in the market value of our equity securities.

Funds withheld under coinsurance agreement, at fair value: As of September 30, 2020, we had funds withheld assets of $45,330,710 which were acquired with the 2020 ALSC Agreement. There were no funds withheld assets at December 31, 2019.

Policy loans: As of September 30, 2020, our policy loans were $163,725, an increase of $44,795 or 38% from the December 31, 2019 balance of $118,930. The increase is the result of normal loan activity.

Cash and cash equivalents: As of September 30, 2020, we had cash and cash equivalent assets of $5,184,510, a decrease of $1,494,295 or 22% from the December 31, 2019 balance of $6,678,805. This decrease is primarily the result of cash being deployed to invested assets.

Investment income due and accrued: As of September 30, 2020, our investment income due and accrued was $370,342 compared to $321,362 as of December 31, 2019. This increase is attributable to normal investment activity and the growth of our invested assets.

Reinsurance related assets: As of September 30, 2020, our reinsurance related assets were $62,498, a decrease of $125,884 or 67% from the December 31, 2019 balance of $188,382. This decrease is the result of normal reinsurance activity.

Deferred acquisition costs, net: As of September 30, 2020, our deferred acquisition costs were $8,394,478, an increase of $5,741,804 or 217% from the December 31, 2019 balance of $2,652,674. The increase is the result of costs deferred on the 2020 ALSC Agreement.

Value of business acquired, net: As of September 30, 2020, our value of business acquired asset was $544,767, a decrease of $15,227 from the December 31, 2019 balance of $559,994. This asset was established in the third quarter of 2017 as a result of the acquisition of DCLIC. The decrease is the result of amortization of the asset.

Property, equipment and software, net: As of September 30, 2020, our property, equipment and software assets were $36,163, a decrease of $7,678 from the December 31, 2019 balance of $43,841. This decrease is a result of normal amortization.

Goodwill: As of September 30, 2020, our goodwill was $277,542 and was unchanged from the December 31, 2019 balance. Goodwill was established as a result of the merger with Northern Plains.

Deferred tax asset, net of valuation allowance: As of September 30, 2020, the Company had a deferred tax asset of $431,158 unchanged from December 31, 2019.

Other assets: As of September 30, 2020, other assets were $722,840, an increase of $350,674 or 94% from the December 31, 2019 balance of $372,166. This increase was the result of pre-paid benefit expenses offset by a reduction in our pre-paid software asset.

Liabilities. Our total liabilities were $94,146,179 as of September 30, 2020, an increase of $56,083,127 or 147% from our December 31, 2019 liability of $38,063,052. The 2020 ALSC Agreement significantly impacted our assets and liabilities. This increase is driven by an increase in our policyholder liabilities as a result of the 2020 ALSC Agreement.

Policy liabilities: Our total policy liabilities as of September 30, 2020 were $91,821,681, an increase of $54,896,796 or 149% from the December 31, 2019 balance of $36,924,885. This increase is driven by annuities assumed under the 2020 ALSC Agreement.

Accounts payable and accrued expenses: As of September 30, 2020, our accounts payable and accrued expenses were $143,522, an increase of $20,541 or 17% from the December 31, 2019 balance of $122,981. This increase is the result of normal operating activity.

Federal Home Loan Bank advance: In October of 2019, the Company took an advance of $1,000,000 from the Federal Home Loan Bank of Topeka (“FHLB”) which was outstanding as of September 30, 2020 and December 31, 2019. In the second quarter of 2020, the Company took two additional advances of $500,000 each, which were outstanding as of September 30, 2020.  The advances were taken to create additional liquidity and investment opportunities.

Other liabilities: As of September 30, 2020, our other liabilities were $180,976, an increase of $165,790 from the December 31, 2019 balance of $15,186. The increase is the result of normal business activities.

Shareholders’ Equity. Our shareholders’ equity was $16,475,696 as of September 30, 2020, a decrease of $400,501 or 2% from our December 31, 2019 shareholders’ equity of $16,876,197. The decrease in shareholders’ equity was driven by our net loss during the period which was materially impacted by the Covid-19 pandemic.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$696,932	0.7%	$632,639	1.3%
Corporate bonds	22,102,425	22.2%	20,084,397	40.2%
Municipal bonds	6,871,172	6.9%	7,055,059	14.1%
Redeemable preferred stocks	2,983,086	3.0%	2,133,893	4.3%
Mortgage backed and asset backed securities	4,014,112	4.0%	3,246,904	6.5%
Total fixed maturities	36,667,727	36.8%	33,152,892	66.3%
Mortgage loans	2,311,931	2.3%	-	0.0%
Equities:
Common stock	7,876,172	7.9%	9,214,694	18.4%
Preferred stock	2,247,312	2.3%	926,809	1.9%
Total equities	10,123,484	10.2%	10,141,503	20.3%
Funds withheld	45,330,710	45.5%	-	0.0%
Cash and cash equivalents	5,184,510	5.2%	6,678,805	13.4%
Total	$99,618,362	100.0%	$49,973,200	100.0%

The total value of our investments and cash and cash equivalents increased to $99,618,362 as of September 30, 2020 from $49,973,200 at December 31, 2019, an increase of $49,645,162. Increases in investments are primarily attributable to the 2020 ALSC Agreement.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)		(unaudited)
AAA and U.S. Government	$1,154,478	3.1%	$1,201,046	3.6%
AA	7,983,810	21.8%	7,901,834	23.8%
A	9,266,074	25.3%	8,446,360	25.5%
BBB	14,882,533	40.6%	13,832,629	41.7%
BB	3,194,032	8.7%	1,579,423	4.8%
Not Rated - Private Placement	186,800	0.5%	191,600	0.6%
Total	$36,667,727	100.0%	$33,152,892	100.0%

The amortized cost and fair value of debt securities as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$100,957	$103,352	$99,987	$100,239
After one year through five years	1,625,522	1,747,976	1,424,337	1,471,552
After five years through ten years	2,885,723	3,367,585	3,286,937	3,574,191
More than 10 years	21,040,912	24,451,616	20,743,310	22,626,113
Redeemable preferred stocks	3,015,598	2,983,086	2,097,206	2,133,893
Mortgage backed and asset backed securities	3,919,039	4,014,112	3,171,620	3,246,904
Total amortized cost and fair value	$32,587,751	$36,667,727	$30,823,397	$33,152,892

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

Net cash provided by operating activities was $2,049,072 for the nine months ended September 30, 2020. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $8,892,936. The primary use of cash was the purchase of available for sale securities and funds transferred to our funds withheld account. Cash provided by financing activities was $5,349,569. The primary sources of cash were receipts on deposit-type contracts.

At September 30, 2020, we had cash and cash equivalents totaling $5,184,510. We believe that our existing cash and cash equivalents and premiums from our insurance operations will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital as and if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2020, the Company issued 129 shares of common stock, for aggregate consideration of $903, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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