Form 10-K
period 2020-12-31
US Alliance Corp
filed 2021-02-23
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

Commission File Number 000-55627

US ALLIANCE CORPORATION

Kansas	26-4824142
State of Incorporation	IRS Employer Identification Number

1303 SW First American Place, Suite 200 Topeka, Kansas 66604	(785) 228-0200
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

[s of February 8, 2021 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of February [8], 2021, 7,741,573 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2021 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

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

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market, regulatory, and health conditions.

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

Overview and History - US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 1303 SW First American Place, Suite 200, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.

USAC has five wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was incorporated June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was incorporated April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was incorporated April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana ("USALSC-Montana"), was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC. Unless the context otherwise indicates, references in this registration statement to "we", "us", "our", or the "Company" refer collectively to USAC and its subsidiaries.

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

DCLIC received a Certificate of Authority from the North Dakota Insurance Department ("NDID") effective January 24, 2012. DCLIC currently offers the following eight product categories:

Prairie Term Life Series®, Registered Trademark No 5,266,633. This series of products includes a simplified issue term life insurance product is designed to provide coverage with a face value of $250,000 or less and a fully underwritten term life insurance product designed to provide coverage for higher face amounts.

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

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 61% of 2020 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 21% of 2020 direct premium revenue. Our group products accounted for 18% of 2020 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or its subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2020, USALSC assumed premiums of $3,825,040.

On September 1, 2015, USALSC entered into an agreement to provide certain insurance administrative functions, data processing systems, daily operational services, management consulting, and marketing development to Dakota Capital Life Insurance Company. This agreement has an initial term of 60 months (beginning on September 1, 2015), and requires 90-day advance written notice to terminate. In addition, the agreement requires that certain products will be exclusively administered by USALSC and administrative services with respect to such products may not be transferred without our consent. The agreement provides for monthly settlement. On August 1, 2017, DCLIC became a wholly-owned subsidiary of USALSC as described below. Subsequent to the acquisition of DCLIC, this agreement became an intra-company agreement and is eliminated as a part of the consolidation of the financial statements of the companies.

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

On September 30, 2017, USALSC entered into a coinsurance agreement with American Life and Security Corporation (“ALSC”) to assume 100% of a certain block of life insurance policies (the "2017 ALSC Agreement"). USALSC is also the servicer of this block of policies. USALSC paid a ceding commission of $1,850,000 and received $7,153,663 from ALSC. The 2017 ALSC Agreement will remain in effect until all liabilities associated with this block of policies have been satisfied.

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

On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies.  As of December 31, 2020, the Company had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement.

On December 31, 2020, USALSC and ALSC agreed to terminate a portion of the 2017 ALSC Agreement, pursuant to an amendment to the 2017 ALSC Agreement. USALSC transferred assets of $9,282,836 and received a ceding commission of $927,000.

On December 31, 2020, DCLIC entered into an assumption agreement with ALSC where it acquired a certain block of life insurance policies (the "ALSC Assumption Agreement"). Under the ALSC Assumption Agreement, DCLIC becomes directly liable to the policyholders of this block of business. DCLIC received assets equaling $9,282,836 [IS THIS NUMBER CONSISTENT WITH P. 27?] and paid a ceding commission of $927,000 to ALSC.

USAC uses the actuarial firm of Miller & Newberg to provide valuation, pricing and illustration actuarial services for USALSC and DCLIC.

Investments – USAC and USAIC contracted in 2013 with New England Asset Management, Inc. ("NEAM"), a Berkshire Hathaway subsidiary, to manage the investments of USALSC and a portion of the investments of USAC. USALSC, DCLIC and USALSC-Montana have investment management agreements with USAIC, who has a sub-advisory agreement with NEAM. DCLIC was added to this agreement on August 1, 2017 and USALSC-Montana was added to this agreement on December 14, 2018. The investment parameters are determined by Kansas law, the KID, the North Dakota Insurance Department, and the Montana Insurance Department, as well as the internal investment policies of USALSC, DCLIC, USALSC-Montana and USAC.

   As a part of its 2020 ALSC Agreement, USALSC contracted with 1505 Capital LCL ("1505 Capital") to provide investment services on the assets supporting this agreement.

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

Marketing and Distribution - USALSC and DCLIC use independent consultants and referrals to market their products and build distribution channels among funeral homes, banks, accountants, independent insurance agencies, agents, insurance brokerage firms, business owners and other distribution channels as opportunities arise. USALSC and DCLIC works with other insurance companies who have captive or non-captive agents to broaden their product offerings.

Employees - As of December 31, 2020, USAC and its subsidiaries have twelve full-time employees and one part-time employee.

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

• As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to SEC reporting companies. For so long as we remain an emerging growth company we will not be required to:

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

Risks Associated with an Investment in USAC Stock

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. Our significant material risks are set forth below:

SHARE OWNERSHIP RISK - An investment in our voting common stock is speculative. Shares of our voting common stock constitute a high-risk investment in a developing business that has accumulated losses to date. No assurance or guaranty can be given that any of the potential benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting Common Stock. The entire value of the shares of USAC Common Stock may be lost.

OPERATING RISK - We face the risks inherent in establishing a business, including limited capital, challenging product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand, costs of marketing or advertising and hacking of our administrative systems. There can be no assurance that our life insurance operations will be successful. The likelihood of any success must be considered in light of our history of operations and accumulated operating losses to date. These risks make it difficult to accurately predict our future revenues or results of operations. As a result, our financial results fluctuate. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position. Additional Operating Risks include:

BREACH OF INTERNAL CONTROLS/FRAUD – Internal controls are established on all aspects of the business. If internal controls are breached, fraud, incorrect payment of funds, incorrect claim processing, or other material issues within the company could result. Fraud from internal or external sources will hurt profitability and strain and limit financial resources needed for company to grow.

CYBER ATTACK – A variety of cyber attacks can leave the company vulnerable to loss or theft of data, systems shutdown and a large-scale timeframe of being unable to conduct business related activities.

DEFICIENCY OF INTERNAL CONTROLS OVER FINANCIAL REPORTING – A deficiency of internal controls could leave assets vulnerable from accidental loss or loss from fraud. The integrity of the information used to make accurate business decisions could be compromised and could lead to being not in compliance with many federal, state and local laws and regulations affecting the operation of the business.

STRUCTURAL RISK/SYSTEMS RISK – The loss of primary, secondary and back-up power systems at office or at cloud data facilities, failure of networking devices, file servers, server crashes or undiagnosed errors masked by automated failure detection systems can lead to catastrophic failure of core systems and large scale downtime events.

REINSURANCE RELATIONSHIP RISK – The Company relies upon its reinsurers to provide expertise, financial strength, and growth opportunities and they play a key role in the success of the Company. The loss of a key reinsurance relationship could impact the future success of the Company.

LIQUIDITY RISK – While USAC is considered a public company by the SEC, there is no public market for USAC Common Stock, and there is no assurance that one will develop or be sustained, or that USAC Common Stock will become publicly traded. As noted in the 2015 prospectus and subsequent post-effective amendments which have been filed with the office of the Security Commissioners in Kansas, it may be difficult to sell shares shares of USAC Common Stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

PROFITABILITY - As is common among small life insurance companies, we have incurred significant losses. As of December 31, 2020 we had a consolidated accumulated deficit of $9.1 million. These losses were attributable primarily to costs of administration, the substantial nonrecurring costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy.  The Company was profitable for the first time in 2019 and was profitable again in 2020.

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

CAPITAL RISK - The law requires adequate capital and surplus calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements. The amount of capital and surplus required is based on certain “risk-based capital” standards established by statute and regulation and administered by regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. If we fail to maintain required capital levels, our ability to conduct business would be compromised.

DILUTION RISK - We continue to conduct additional offerings of our securities to raise additional capital to fund our growth. In February, 2010, we filed a prospectus with the Kansas Securities Commission to register shares of USAC Common Stock and warrants to purchase USAC Common Stock. In February 2015, we filed a Prospectus with the Kansas Securities Commission to register the common stock to be issued upon the exercise of the warrants, and in January 2016, filed a Supplement to the Prospectus to register an additional 1,500,000 shares of USAC Common Stock. This offering has been renewed annually by post-effective amendments to the original 2015 offering. We also commenced a private placement of USAC Common Stock in North Dakota in 2017. Any additional offerings of USAC securities that we may conduct in the future will reduce the ownership percentage of existing stockholders and be accretive to existing stockholder book value.

KEY EXECUTIVE RISK - The loss of services from a key executive could have a material adverse effect on our ability to execute our business plan. This could hamper profitability, response time, productivity, image, reputation and confidence.

SEC REGISTRATION - USAC is a public company as defined by the securities and exchange commission. As such, we incur significant legal, accounting and other expenses under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and are time-consuming and costly.

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

MARKETING STRATEGY RISK - Premium written depends primarily on our products, product pricing and ability to choose and timely and adequately train and motivate agents, producers, and brokers to sell our products.

Large life companies who have greater financial resources, longer business histories, and who may have more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution opportunities which makes it difficult to build a small company.

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

NO INSURANCE RATING RISK – USACSC, DCLIC, and USALSC-Montana have not been rated by a rating agency. The lack of a rating could result in loss of faith from producers, E&O carriers and consumers looking to get products from a rated company, as well as a negative impact on ability to compete with rated companies.

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

REGULATORY FACTORS RISK – Broad insurance laws in the states we do business give insurance regulators broad regulatory authority. Combined with the Dodd-Frank Wall Street Reform and Consumer Protection Act, this authority can allow regulators to interpret and implement additional rules that may take several years to complete. The ultimate outcome of regulatory rulemaking proceedings cannot be predicted with certainty and the regulations promulgated could have a material impact on consolidated financial results or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) reshaped financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing additional enforcement powers to regulators. Virtually all major areas of the Reform Act continue to be subject to regulatory interpretation and implementation rules requiring rulemaking. The ultimate outcome of the regulatory rulemaking proceedings cannot be predicted. The regulations promulgated could have a material impact on consolidated financial results or financial condition.

COMPETITION RISK - Large life companies who have greater financial resources, longer business histories, and who may have more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution opportunities which makes product distribution difficult to build a small company.

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

TAX LAW RISK - Congress considers legislation that could adversely affect the sale of life insurance products compared with other financial products. There can be no assurance as to whether such adverse legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiaries develop.

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

USAC and its subsidiaries share offices located at 1303 SW First American Place, Suite 200, Topeka, Kansas 66604 in a building purchased by DCLIC on November 15, 2020. Prior to moving into 1303 SW Frist American Place, USAC and its subsidiaries rented space at 4123 SW Gage Center Dr, Suite 240, Topeka, KS 66604.  Total rent expense was $37,824 and $34,671 for the years ended December 31, 2020 and 2019.

DCLIC also maintains an office at 107 W. Main Avenue, Suite 325, Bismarck, North Dakota, 58501. The lease for the Bismarck office expired on September 30, 2018 and was renewed for an additional two year term. In 2020, this lease was extended for one additional year to September 30, 2021 with an optional additional year. The lease rate for this location is $939 per month for the lease year beginning October 1, 2020. The Company paid $10,322 and $11,114 in rent for this location in 2020 and 2019.

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

As of December 31, 2020, we had issued and outstanding 7,741,487 shares of our voting common stock. No other equity securities of the Company have been issued.

(b)	Holders of Record

As of February 1, 2021 there are approximately 3,502 holders of record of our voting common stock.

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

During the year ended December 31, 2020, the Company issued 3,483 shares of common stock, for aggregate consideration of $24,381, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner (the "Kansas Offering").

The Kansas Offering was self-underwritten and sold through agents of the Company licensed to sell securities in Kansas. Proceeds from the sale of common stock were used to finance the growth of the Company’s life insurance subsidiary and to provide working capital for the Company. The Kansas Offering was exempt from registration under Section 3(a)11 of the Securities Act of 1933 for securities offered and sold on a wholly intrastate basis. The shares of common stock were sold only to bona fide residents of the state of Kansas.

During the year ended December 31, 2020, the Company issued 4,000 shares of common stock, for aggregate consideration of $28,000, pursuant to a private placement offering to accredited investor residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company”, the Company is not required to provide disclosure pursuant to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-K. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, including those relating to the Covid-19 pandemic, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into the 2017 ALSC Agreement to assume 100% of a certain block of life insurance policies from ALSC. On April 15, 2020, with an effective date of January 1, 2020, the Company entered into the 2020 ALSC Agreement to assume a quota share percentage of a block of annuity policies. As of December 31, 2020, the Company had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ASLC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ASLC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which is recorded in other income.

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

 Valuation of Investments

 The Company's principal investments are in fixed maturity, mortgages, and equity securities. Fixed maturity and equity securities, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income. Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.

 We have a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security, or it is more likely than not that we would be required to sell a security, prior to the recovery of the amortized cost. NEAM and 1505 Capital, our investment managers, provide support to the Company in making these determinations.

 The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. Our membership in the Federal Home Loan Bank )"FHLB") provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss.

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

Value of Business Acquired

Value of business acquired ("VOBA") represents the estimated value assigned to purchased companies or insurance in- force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

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

Embedded Derivatives

The Company has entered into coinsurance funds withheld arrangement with ALSC which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. Embedded derivatives, which are reported with the host instrument on the consolidated balance sheets in funds withheld under coinsurance agreement, are reported at fair value with changes in fair value recognized in the consolidated statements of comprehensive income in net investment gains.

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of income.  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020ALSC Agreement, the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended, which is anticipated to be achieved in the first quarter of 2021.   The Company will record the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement.

 Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.  Interest income is accrued on the principal amount of the mortgage loans based on its contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until probable the Company will not receive interest or the loan is 90 days past due.  Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of comprehensive income.

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

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in net investment gains (losses) on the consolidated statements of income.

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

Effective December 31, 2020, the DCLIC acquired a block of life insurance policies according to the terms of an assumption agreement with ALSC. The Company acquired fixed maturity securities and cash of $9,181,100 [IS THIS NUMBER CONSISTENT WITH P. 3?], assumed liabilities of $10,972,785 and recorded VOBA of $2,163,542.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. F-7 of this annual report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2020 and 2019 are summarized in the table below.

	Years Ended December 30,
	2020	2019
Income:
Premium income	$10,117,110	$9,076,205
Net investment income	3,552,261	1,790,601
Net investment gains	1,967,014	1,042,334
Other income	635,520	57,146
Total income	16,271,905	11,966,286

Our 2020 total income grew to $16,271,905, an increase of $4,305,619 or 36% from 2019  total income of $11,966,286. The increase in total income was driven by increased investment income as a result of our growth in assets, net investment gains, and premium income.

The following graph summarizes our five-year trend of total income:

Premium income: Premium income for the year ended December 31, 2020 was $10,117,110 compared to $9,076,205 in 2019, an increase of $1,040,905 or 11%. The increase is a result of growth of our direct premiums.

Direct, assumed and ceded premiums for the years ended December 31, 2020 and 2019 are summarized in the following table.

	Years Ended December 31,
	2020	2019

Direct	$6,358,043	$4,970,208
Assumed	4,682,634	4,906,522
Ceded	(923,567)	(800,525)
Total	$10,117,110	$9,076,205

The Company continues to search for new product and distribution opportunities to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019

Fixed maturities	$1,178,055	$1,164,520
Mortgages	129,621	-
Equity securities	669,147	636,668
Funds withheld	1,680,220	-
Cash and cash equivalents	12,501	36,359
	3,669,544	1,837,547
Less investment expenses	(117,283)	(46,946)
	$3,552,261	$1,790,601

Net investment income for the years ended December 31, 2020 was $3,552,261, compared to $1,790,601 in 2019, an increase of $1,761,660 or 98%. This increase in investment income is primarily a result of increased invested assets as a result of our 2020 ALSC Agreement.

Net investment gains (losses): Net investment gains for the year ended December 31, 2020 were $1,967,014, compared to gains of $1,042,334 in 2019, an increase of $924,680 or 89%. The increase in net investment gains is attributable to unrealized gains in our equity portfolio, realized gains in our equity portfolio, and an unrealized gain on our funds withheld asset. Net investment gains for 2020 were comprised of $952,667 of unrealized gains in our equity portfolio and funds withheld asset and realized gains of 1,014,347. Net investment gains for 2019 were comprised of $1,256,769 of unrealized gains in our equity portfolio and realized losses of 214,235. Realized gains and losses related to the sale of securities for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,
	2020	2019
Gross gains	$1,388,209	$43,935
Gross losses	(373,862)	(258,370)
Realized gains (losses)	$1,014,347	$(214,435)

Other income: Other income for the year ended December 31, 2020 was $635,520 compared to $57,146 in 2019, an increase of $578,374 or 1012%. The increase is driven by the net gain on the partial termination of our 2017 ALSC Agreement.

Expenses. Expenses for the year ended December 31, 2020 and 2019 are summarized in the table below.

	2020	2019
Expenses:
Death claims	$1,943,563	$1,287,893
Policyholder benefits	5,248,470	4,212,534
Increase in policyholder reserves	3,359,609	2,599,575
Commissions, net of deferrals	781,400	783,724
Amortization of deferred acquisition costs	970,386	433,218
Amortization of value of business acquired	20,302	20,303
Salaries & benefits	1,219,534	1,081,955
Other operating expenses	2,429,466	1,379,034
Total expense	$15,972,730	$11,798,236

        The following chart and graph summarizes our five-year expense trend:

	Increase in	Other			% of Operating
	Policyholder	Policy-related	Operating	Total	Expense to
Year	Reserves	Expenses	Expenses	Expenses	Total Expense
2016	1,686,841	4,224,156	1,961,649	7,872,646	25%
2017*	5,654,476	5,160,175	2,306,238	13,120,889	18%
2018	2,766,169	6,028,730	3,120,524	11,915,423	26%
2019	2,599,575	6,737,672	2,460,989	11,798,236	21%
2020	3,359,609	8,964,121	3,649,000	15,972,730	23%

* 2017 Increase in Reserves includes a one-time $3.9 million reserve increase from the 2017 ALSC Agreement transaction.

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

Death claims: Death benefits were $1,943,563 in the year ended December 31, 2020 compared to $1,287,893 in 2019, an increase of $655,670 or 51%. This increase is attributable to the growth of our in-force block of life insurance policies. The majority of death claims paid from inception have been on pre-need policies. We expect these claims to grow as we continue to increase the size of our in-force pre-need business.

Policyholder benefits: Policyholder benefits were $5,248,470 in the year ended December 31, 2020 compared to $4,212,534 in 2019, an increase of $1,035,936 or 25%. The primary driver of this increase is interest credited on annuities assumed as a result of our 2020 ALSC Agreement.

Increase in policyholder reserves: Policyholder reserves increased $3,359,609 in the year ended December 31, 2020, compared to $2,599,575 in 2019, an increase of $760,034 or 29%. The growth in reserves is the result of increased premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $781,400 in the year ended December 31, 2020, compared to $783,724 in 2019, a decrease of $2,324 or 2.9%. This decrease is due to a changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $970,386 in the year ended December 31, 2020, compared to $433,218 in 2019, an increase of $537,168 or 124%. As a result of the Covid-19 pandemic and the resulting historic low interest rates, the Company reassessed its DAC assumptions regarding reinvestment rates. As a result, the Company reduced its DAC balance by $430,000 to reflect the current reinvestment environment and the uncertainty of interest rates. Additionally, the Company began amortizing costs deferred in conjunction with its 2020 ALSC Agreement.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $20,302 in the year ended December 31, 2020 and is unchanged from the same period in 2019. VOBA amortization is due to our 2017 acquisition of DCLIC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $1,219,534 for the year ended December 31, 2020, compared to $1,081,955 in 2019, an increase of $137,579 or 13%. Staffing costs increased due to increased compensation and bonus payments.

Other expenses: Other operating expenses were $2,429,466 in the year ended December 31, 2020, compared to $1,379,034 in 2019, an increase of $1,050,432 or 76%. Operating costs were driven higher due primarily to our pre-paid software asset being recognized as an expense of $250,000, increased accounting and actuarial fees totaling approximately $175,000, increased computer and software expense of approximately $100,000, increased regulatory costs as a result of our insurance company examination totaling approximately $75,000 and expenses associated with implementing a new disability reinsurance program totaling $50,000. Additionally, in 2019 we recognized expense savings from our acquisition of USALSC-Montana which reduced 2019 expenses by $100,000. We also recovered a loan balance that had previously been written off which further reduced our 2019 expenses by approximately $60,000.

Federal income tax benefit: In the year ended December 31, 2020, the Company recognized a deferred income tax benefit of $140,274. In the year ended December 31, 2019, the Company recognized a deferred income tax benefit of $431,158.  These benefits are the result of reductions in the deferred tax asset valuation allowance.

Net Income: Our net income was $439,449 in the year ended December 31, 2020 compared to net income of $599,208 in 2019, a decrease of $159,759 or 27%. Our net income per share was $0.06 compared to net income per share of $0.08 in 2019, basic and diluted.

The following graph illustrates our five-year trend of net income per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $115,574,997 as of December 31, 2020, an increase of $60,635,748 or 110% from December 31, 2019. This is primarily the result of the 2020 ALSC Agreement.

Available for sale fixed maturity securities: As of December 31, 2020, we had available for sale fixed maturity assets of $37,677,578, an increase of $4,524,686 or 14% from the December 31, 2019 balance of $33,152,892. The increase is driven by the purchase of additional assets and by an increase in the market value of these securities. If we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.

Mortgage loans on real estate: As of December 31, 2020, we had mortgage loans on real estate of $3,166,136 which are as a result of the 2020 ALSC Agreement. We held no mortgages at December 31, 2019.

Equity securities, at fair value: As of December 31, 2020, we had available for sale equity assets of $9,221,574, a decrease of $919,929 or 9% from the December 31, 2019 balance of $10,141,503. This decrease is the result of repositioning within our investment portfolio.

Funds withheld under coinsurance agreement, at fair value: As of December 31, 2020, we had funds withheld assets of $46,830,076 which were acquired with the 2020 ALSC Agreement. There were no funds withheld assets at December 31, 2019.

Policy loans: As of December 31, 2020, our policy loans were $163,725, an increase of $44,795 or 38% from the December 31, 2019 balance of $118,930. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of December 31, 2020, we had real estate assets of $1,415,743 related to the purchase of our home office building. We had no such assets at December 31, 2019.

Cash and cash equivalents: As of December 31, 2020, we had cash and cash equivalent assets of $4,320,759, a decrease of $2,358,046 or 35% from the December 31, 2019 balance of $6,678,805. This decrease was the result of deploying more cash into invested assets.

Investment income due and accrued: As of December 31, 2020, our investment income due and accrued was $423,036 compared to $321,362 as of December 31, 2019, an increase of $101,674 or 32%. This increase is attributable to the growth of our invested assets.

Reinsurance related assets: As of December 31, 2020, our reinsurance related assets were $165,082 compared to $188,382 as of December 31, 2019, a decrease of $23,300 or 12%. This decrease is the result of normal reinsurance activity.

Deferred acquisition costs, net: As of December 31, 2020, our deferred acquisition costs were $7,105,890 compared to $2,652,674 as of December 31, 2019, an increase of $4,453,216 or 168%. The increase is driven by our 2020 ALSC Agreement.

Value of business acquired, net: As of December 31, 2020 our value of business acquired asset was $2,703,233, compared to $559,994 as of December 31, 2019, an increase of $2,143,239 or 383%. The increase is the result of additional VOBA being added in conjunction with DCLIC’s assumption of policies from ALSC.

Property, equipment and software, net: As of December 31, 2020 our property, equipment and software assets were $37,818, a decrease of $6,023 from the December 31, 2019 balance of $43,841. This decrease is the result of normal amortization of these assets.

Goodwill: As of December 31, 2020 and 2019, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $243,257 as of December 31, 2020. The Company had a net deferred tax asset of $431,158 as of December 31, 2019 and the resulting change in deferred tax asset was recorded as a deferred tax benefit and as a reduction in other comprehensive income.

Other assets: As of December 31, 2020, our other assets were $1,635,647, an increase of $1,263,481 or 339% from the December 31, 2019 balance of $372,166. This increase was driven by a receivable balance due to DCLIC.

Liabilities. Our total liabilities were $96,982,305 as of December 31, 2020, an increase of $58,919,253 or 155% from our December 31, 2019 liabilities of $38,063,052. This increase is driven by our 2020 ALSC Agreement.

Policy liabilities: Our total policy liabilities as of December 31, 2020 were $93,459,080 compared to $36,924,885 as of December 31, 2019, an increase of $56,534,195 or 153%. This increase is the result of our 2020 ALSC Agreement.

Accounts payable and accrued expenses: As of December 31, 2020, our accounts payable and accrued expenses were $1,507,756 compared to $122,981 as of December 31, 2019, an increase of $1,384,775 or 1126%. The increase is driven by a payable to ALSC related to the partial termination of our 2017 ALSC Agreement.

Federal Home Loan Bank advance: In October of 2019, the Company took an advance of $1,000,000 from the FHLB of Topeka which was outstanding as of December 31, 2020 and 2019. In the second quarter of 2020, the Company took two additional advances of $500,000 each, which were outstanding as of December 31, 2020.  The advances were taken to create additional liquidity and investment opportunities.

Shareholders’ Equity. Our shareholders’ equity was $18,893,813 as of December 31, 2020, an increase of $2,017,616  or 12% from our December 31, 2019 shareholders’ equity of $16,876,197. The growth in shareholders’ equity was driven by an increase in other comprehensive income and our net income. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio. The increase in other comprehensive income is the result of lower interest rates which increases the market value of our fixed maturity securities.  Similarly, higher interest rates would decrease the value of our fixed maturity securities.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$702,916	0.7%	$632,639	1.3%
Corporate bonds	22,947,811	22.4%	20,084,397	40.2%
Municipal bonds	6,796,654	6.6%	7,055,059	14.1%
Redeemable preferred stocks	2,990,215	2.9%	2,133,893	4.3%
Mortgage backed and asset backed securities	4,239,982	4.1%	3,246,904	6.5%
Total fixed maturities	37,677,578	36.7%	33,152,892	66.3%
Mortgage loans	3,166,136	3.1%	-	0.0%
Equities:
Common stock	6,808,944	6.6%	9,214,694	18.4%
Preferred stock	2,412,630	2.4%	926,809	1.9%
Total equities	9,221,574	9.0%	10,141,503	20.3%
Funds withheld	46,830,076	45.6%	-	0.0%
Real estate, net of depreciation	1,415,743	1.4%	-	0.0%
Cash and cash equivalents	4,320,759	4.2%	6,678,805	13.4%
Total	$102,631,866	100.0%	$49,973,200	100.0%

The total value of our investments and cash and cash equivalents increased to $102,631,866 as of December 31, 2020 from $49,973,200 at December 31, 2019, an increase of $52,658,666. Increases in investments are primarily attributable to the 2020 ALSC Agreement.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total

AAA and U.S. Government	$1,160,359	3.1%	$1,201,046	3.6%
AA	8,219,481	21.8%	7,901,834	23.8%
A	8,587,743	22.8%	8,446,360	25.5%
BBB	16,060,510	42.6%	13,832,629	41.7%
BB	3,462,685	9.2%	1,579,423	4.8%
Not Rated - Private Placement	186,800	0.5%	191,600	0.6%
Total	$37,677,578	100.0%	$33,152,892	100.0%

The amortized cost and fair value of debt securities as of December 31, 2020 and 2019, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$373,590	$379,823	$99,987	$100,239
After one year through five years	1,540,931	1,641,749	1,424,337	1,471,552
After five years through ten years	2,887,066	3,379,930	3,286,937	3,574,191
More than 10 years	21,892,891	25,045,879	20,743,310	22,626,113
Redeemable preferred stocks	2,900,330	2,990,215	2,097,206	2,133,893
Mortgage backed and asset backed securities	4,189,710	4,239,982	3,171,620	3,246,904
Total amortized cost and fair value	$33,784,518	$37,677,578	$30,823,397	$33,152,892

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

Additionally, USALSC is a member of the FHL of Topeka, which provides access to liquidity and further reduces the likelihood of disposing of fixed maturities at a loss.

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

Net cash provided by operating activities was $2,099,401 for the year ended December 31, 2020. The primary sources of cash from operating activities were premiums and deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $9,903,788. The primary use of cash was from purchases of available for sale securities and funds transferred to our funds withheld account. Cash provided by financing activities was $5,446,341. The primary sources of cash were receipts on deposit-type contracts.

The following chart and graph illustrate our five-year trend of cash flow from insurance activities:

Cash flow from insurance activities is a non-GAAP financial measure. Cash flow from insurance activities combines cash flow from operations with the net cash received from deposit type contracts to show the impact of our insurance operations on our cash flows. Cash flow from deposit type contracts is primarily made up of funds received into our annuity products. The following table reconciles cash flow from operations to cash flow from insurance activities:

	Cash Flow	Net Cash Flow	Cash Flow
	From	From Deposit	from Insurance
Year	Operations	Type Contracts	Activities
2016	409,353	1,743,730	$2,153,083
2017	593,123	1,580,305	$2,173,428
2018	2,249,068	2,598,564	$4,847,632
2019	2,270,041	2,176,602	$4,446,643
2020	2,099,401	4,592,576	$6,691,977

At December 31, 2020, we had cash and cash equivalents totaling $4,320,759. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2021 annual stockholders’ meeting (“2021 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is set forth under the captions “Security Ownership” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2021 Proxy Statement and is incorporated herein by reference.

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

Exhibit Index

2.1	Plan and Agreement of Merger amount Northern Plains Capital Corporation, US Alliance Corporation and Acquisition Merger Sub, Inc., filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incorporated herein by reference as Exhibit 2.1.

2.2	Amendment dated May 21, 2017 to Plan and Agreement of Merger among Northern Plains Capital Corporation, US Alliance Corporation and Acquisition Merger Sub, Inc., filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on June 1, 2017 (File No. 333-218389), is incorporated herein by reference as Exhibit 2.2.

2.3	Stock Purchase Agreement dated October 11, 2018 between Great Western Insurance Company and US Alliance Life and Security Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2018 (File No. 000-55627), is incorporated herein by reference as Exhibit 2.3.

3.1	Articles of Incorporation of US Alliance Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.

3.1.1	First Amendment to the Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.1.

3.1.2	Second Amendment to the Articles of Incorporation of US Alliance Corporation, filed as Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.2.

3.2	Bylaws of US Alliance Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.

3.2.1	Amendment No. 1 to the Bylaws of US Alliance Corporation, filed as Exhibit 3.2.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.1.1.

4.1	Form of Warrant to Purchase Common Shares of US Alliance Corporation, filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on May 2, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 4.1.

4.2	Description of US Alliance Corporation’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 2, 2020, (File No. 000-55627), is incorporated herein by reference as Exhibit 4.2.

10.1	Automatic Yearly Term Reinsurance Agreement between US Alliance Life and Security Company and General Re Life Insurance Corporation, filed as Exhibit 10.2 to the amended Company's Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.1.

10.2	Group Long Term and Short Term Disability Reinsurance Agreement between US Alliance Life and Security Company and Reliance Standard Life Insurance Company, DBA Custom Disability Solutions, filed as Exhibit 10.3 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.2.

10.3	Automatic Reinsurance Agreement between US Alliance Life and Security Company and Optimum Re Insurance Company (schedules omitted), filed as Exhibit 10.4 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.3.

10.4	Bulk Reinsurance Agreement between US Alliance Life and Security Company and Optimum Re Insurance Company, filed as Exhibit 10.5 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.5.

10.5	Group Medical Reinsurance Agreement between US Alliance Life and Security Company and Unified Life Insurance Company, filed as Exhibit 10.6 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.5.

10.6.1	Investment Management Agreement between US Alliance Investment Corporation and General Re - New England Asset Management, Inc., filed as Exhibit 10.7.1 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.6.1.

10.6.2	Subadvisory Investment Management Agreement between US Alliance Investment Corporation and General Re - New England Asset Management, Inc., filed as Exhibit 10.17.2 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.6.2.

10.7	Third Party Insurance Services Agreement between US Alliance Life and Security Company and Dakota Capital Life Insurance Company, as amended, filed as Exhibit 10.8 to the Company's amended Registration Statement on Form 10 filed June 29, 2016 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.7.

10.8	Critical Illness Reinsurance Treaty, Effective 9/1/16 between US Alliance Life and Security Company and General Re Life Corporation, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K filed February 17, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.8.

10.9	Critical Illness Reinsurance Treaty, Effective 9/1/16 between US Alliance Life and Security Company and Unified Life Insurance Company, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed February 17, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.9.

10.10	Coinsurance Agreement between US Alliance Life and Security Company and American Life & Security Company of Nebraska effective as of September 30, 2017, filed as Exhibit 10.11 to the Company Annual Report filed on February 21, 2018 (File No. 000-55627) is incorporated herein by reference as Exhibit 10.10

10.10.1*	Amendment No. 1 to ALSC 2017 Coinsurance Agreement effective as of June 1, 2020.

10.10.2*	Second Amendment to ALSC 2017 Coinsurance Agreement effective as of December 31, 2020.

10.11	Employment Agreement dated June 4, 2018 between US Alliance Corporation and Jeffrey Brown, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.11.

10.12	Coinsurance Agreement effective January 1, 2020 between US Alliance Life and Security Company and American Life & Security Corporation, filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020, (File No. 000-55627), is incorporated herein by reference as Exhibit 10.12.

10.13

Commercial Real Estate Contract dated November 16, 2020 between Dakota Life Insurance Company and Trinity Life Insurance Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020, (File No. 000-55627), is incorporated herein by reference as Exhibit 10.13.

10.14*	Assumption Reinsurance Agreement effective December 31, 2020 between Dakota Life Insurance Company and American Life & Security Corporation.

21.1*	List of Subsidiaries

24.1	Power of Attorney (contained in the signature page herein)

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance

101.SCH*†	XBRL Taxonomy Extension Schema

101.CAL*†	XBRL Taxonomy Extension Calculation

101.DEF*†	XBRL Taxonomy Extension Definition

101.LAB*†	XBRL Taxonomy Extension Labels

101.PRE*†	XBRL Taxonomy Extention Presentation

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

US ALLIANCE CORPORATION
(Registrant)

Date:	02/22/2021	By:	/s/ Jack H. Brier
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
William Graves

US Alliance Corporation

Consolidated Financial Statements

December 31, 2020 and 2019

(With Independent Auditor’s Report Thereon)

To the Board of Directors and

Shareholders of US Alliance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2016.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

   February 22, 2021

US Alliance Corporation

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $33,784,518 and $30,823,397 as of December 31, 2020 and December 31, 2019, respectively)	$37,677,578	$33,152,892
Equity securities, at fair value	9,221,574	10,141,503
Mortgage loans on real estate	3,166,136	-
Funds withheld under coinsurance agreement, at fair value	46,830,076	-
Policy loans	163,725	118,930
Real estate, net of depreciation	1,415,743	-
Total investments	98,474,832	43,413,325

Cash and cash equivalents	4,320,759	6,678,805
Investment income due and accrued	423,036	321,362
Reinsurance related assets	165,082	188,382
Deferred acquisition costs, net	7,105,890	2,652,674
Value of business acquired, net	2,703,233	559,994
Property, equipment and software, net	37,818	43,841
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	243,257	431,158
Other assets	1,635,647	372,166
Total assets	$115,387,096	$54,939,249

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$72,082,207	$19,396,614
Policyholder benefit reserves	21,158,568	17,326,524
Dividend accumulation	116,127	123,038
Advance premiums	102,178	78,709
Total policy liabilities	93,459,080	36,924,885

Accounts payable and accrued expenses	1,507,756	122,981
Federal Home Loan Bank advance	2,000,000	1,000,000
Other liabilities	15,469	15,186
Total liabilities	96,982,305	38,063,052

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,741,487 and 7,734,004 shares as of December 30, 2020 and December 31, 2019, respectively	774,150	773,401
Additional paid-in capital	23,063,273	23,210,257
Accumulated deficit	(8,997,507)	(9,436,956)
Accumulated other comprehensive income	3,564,875	2,329,495
Total shareholders' equity	18,404,791	16,876,197

Total liabilities and shareholders' equity	$115,387,096	$54,939,249

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income

	Years Ended December 30,
	2020	2019
Income:
Premium income	$10,117,110	$9,076,205
Net investment income	3,552,261	1,790,601
Net investment gains	1,967,014	1,042,334
Other income	635,520	57,146
Total income	16,271,905	11,966,286

Expenses:
Death claims	1,943,563	1,287,893
Policyholder benefits	5,248,470	4,212,534
Increase in policyholder reserves	3,359,609	2,599,575
Commissions, net of deferrals	781,400	783,724
Amortization of deferred acquisition costs	970,386	433,218
Amortization of value of business acquired	20,302	20,303
Salaries & benefits	1,219,534	1,081,955
Other operating expenses	2,429,466	1,379,034
Total expense	15,972,730	11,798,236

Income before federal income tax	$299,175	$168,050

Federal income tax benefit	140,274	431,158
Total federal income tax benefit	140,274	431,158

Net income	$439,449	$599,208

Net income per common share, basic and diluted	$0.06	$0.08

Unrealized net holding gains arising during the period, net of tax	2,390,992	3,420,928
Reclassification adjustment for gains included in net income	(1,155,612)	(5,764)

Other comprehensive income	1,235,380	3,415,164

Comprehensive income	$1,674,829	$4,014,372

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2020 and 2019

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2018	7,650,551	$765,056	$22,989,443	$(2,184,429)	$(8,937,404)	$12,632,666
Common stock issued, $7 per share	83,453	8,345	575,826	-	-	584,171
Costs associated with common stock issued	-	-	(355,012)	-	-	(355,012)
Cumulative effect, adoption of accounting guidance for equity sercurities	-	-	-	1,098,760	(1,098,760)	-
Other comprehensive income	-	-	-	3,415,164	-	3,415,164
Net income	-	-	-	-	599,208	599,208
Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	7,483	749	51,632	-	-	52,381
Costs associated with common stock issued	-	-	(198,616)	-	-	(198,616)
Other comprehensive income	-	-	-	1,235,380	-	1,235,380
Net income	-	-	-	-	439,449	439,449
Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash Flows from operating activities:
Net income	$439,449	$599,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,425	10,237
Net realized (gains) losses on the sale of securities	(1,014,347)	214,435
Unrealized gains on equity securities	(299,373)	(1,256,769)
Change in fair value of funds withheld embedded derivative	(653,294)	-
Amortization of investment securities, net	129,970	45,133
Gain on recaptured reinsurance	(543,794)	-
Deferred acquisition costs capitalized	(678,510)	(328,488)
Deferred acquisition costs amortized	970,386	433,218
Value of business acquired amortized	20,302	20,303
Interest credited on deposit type contracts	1,099,483	593,794
(Increase) decrease in operating assets:
Change in funds withheld	(911,599)	-
Investment income due and accrued	(101,674)	(34,472)
Reinsurance related assets	(3,740)	(26,536)
Deferred tax assets, net of valuation allowance	(140,274)	(431,158)
Other assets	(1,008,077)	34,803
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	3,358,452	2,629,005
Dividend Accumulation	(6,911)	(53,018)
Advance premiums	23,469	21,973
Other liabilities	283	(13,526)
Accounts payable and accrued expenses	1,384,775	(188,101)
Net cash provided by operating activities	2,099,401	2,270,041

Cash Flows from investing activities:
Purchase of fixed income investments	(3,039,784)	(1,888,127)
Purchase of equity investments	(5,606,996)	(7,729,600)
Purchase of mortgage investments	(3,171,359)	-
Purchase of real estate and leasehold improvements	(1,415,743)	-
Proceeds from fixed income sales and repayments	2,234,085	981,939
Proceeds from equity sales	5,555,808	7,623,536
Proceeds from mortgage repayments	5,223	-
Transfers to funds withheld	(4,391,824)	-
Interest on policy loans	(8,934)	(8,122)
Increase in policy loans	(35,861)	(54,269)
Purchase of property, equipment and software	(28,403)	-
Net cash used in investing activities	(9,903,788)	(1,074,643)

Cash Flows from financing activities:
Receipts on deposit-type contracts	6,805,322	3,535,094
Withdrawals on deposit-type contracts	(2,212,746)	(1,358,492)
Proceeds from FHLB advance	1,000,000	1,000,000
Proceeds received from issuance of common stock, net of costs of issuance	(146,235)	229,159
Net cash provided by financing activities	5,446,341	3,405,761

Net increase (decrease) in cash and cash equivalents	(2,358,046)	4,601,159

Cash and Cash Equivalents:
Beginning	6,678,805	2,077,646
Ending	$4,320,759	$6,678,805

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Supplemental Cash Flow Information

	Years Ended December 31,
	2020	2019
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$47,078,703	$-
Funds withheld assumed withdrawals on deposit-type contracts	85,169	-
Commissions and expense allowances deducted from funds withheld	6,820,167	-
Deferred acquisition costs released on reinsurance recapture	1,146,150	-
Deposit-type contract liabilities released on reinsruance recapture	6,893,561	-
Deposit-type contract liabilities acquired by DCLIC from ALSC	6,893,561	-
Value of business acquired by DCLIC from ALSC	2,163,541	-
Investments transferred out on reinsurance recapture	7,990,509	-
Investments received on assumption agreement	7,990,509	-

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 1303 SW First American Place, Suite 200, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2021. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013. DCLIC received a Certificate of Authority from the North Dakota Insurance Department ("NDID") effective January 24, 2012.

The Company’s single pay life products (which include our Juvenile and Pre-Need products) accounted for 61% of 2020 direct premium revenue. Individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 21% of 2020 direct premium revenue. The Company’s group products accounted for 18% of 2020 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

The Company’s business model also anticipates the acquisition by USAC and/or USALSC of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to other blocks of insurance business through reinsurance or other transactions.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Available for sale securities: Investments in available-for-sale securities are carried in the consolidated financial statements at fair value. Net unrealized holding gains (losses) on fixed maturity securities are included in accumulated other comprehensive income. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Net unrealized holding gains (losses) on equity securities are included as a component of net investment gains (losses).

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. As of December 31, 2020 and 2019, the Company had no investment securities that were evaluated to be other than temporarily impaired.

Mortgage Loans on Real Estate: Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.  Interest income is accrued on the principal amount of the mortgage loans based on its contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until probable the Company will not receive interest or the loan is 90 days past due.  Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of comprehensive income.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income.

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

Funds Withheld under Coinsurance Agreement: Funds withheld under coinsurance agreement represent amounts contractually withheld by American Life and Security Corporation in accordance with a reinsurance agreement entered into in 2020. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses in the consolidated statements of income.  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed below.

Embedded Derivatives: The Company has entered into coinsurance funds withheld arrangement which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. Embedded derivatives, which are reported with the host instrument on the consolidated balance sheets in funds withheld under coinsurance agreement, are reported at fair value with changes in fair value recognized in the consolidated statements of comprehensive income in net investment gains (losses).

Policy loans:   Policy loans are stated at aggregate unpaid principal balances.

Investment Real Estate: Real estate is stated at cost, less allowances for depreciation and, as appropriate, provisions for possible losses.

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2020. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2020 and 2019.

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2020 and 2019, respectively.

	Year ended	Year ended
	December 31,	December 31,
Deferred Acquisition costs	2020	2019

Balance at beginning of period	$2,652,674	$2,757,404
DAC on reinsurance recapture	(1,146,150)	-
Capitalization of commissions, sales and issue expenses	6,569,752	328,488
Amortization net of interest	(970,386)	(433,218)
Balance at end of period	$7,105,890	$2,652,674

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2020 and 2019 are represented below.

	Years Ended	Year Ended
	December 31,	December 31,
	2020	2019
Computer	$32,182	$20,755
Furniture and equipment	39,679	97,410
Accumulated depreciation	(34,043)	(74,324)
Balance at end of period	$37,818	$43,841

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2020 and 2019. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2017 through 2020.

Pre-paid expenses: The Company recognizes pre-paid expenses as the expenses are incurred. Pre-paid expenses consist of systems consulting hours, insurance, and pre-paid benefit expense. Systems consulting hours are charged as they are incurred on projects. Insurance expenses are charged straight line over the life of the contract. Benefit expenses are charged as they are incurred.

Deposit-type contracts: Deposit-type contracts consist of amounts on deposit associated with deferred annuity contracts and premium deposit funds. The deferred annuity contracts credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate annually subject to minimums established by law or administrative regulation.

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2020 and 2019.

	Year Ended	Year ended
	December 31,	December 31,
	2020	2019

Balance at beginning of period	$19,063,141	$16,201,166
Recaptured by American Life & Security Corp	(6,799,716)	-
Acquired from American Life & Security Corp	6,799,716	-
Deposits received	53,877,845	3,517,203
Interest credited	1,090,820	583,038
Withdrawals	(2,188,523)	(1,238,266)
Balance at end of period	$71,843,283	$19,063,141

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2020 and 2019.

	Year Ended	Year ended
	December 31,	December 31,
	2020	2019

Balance at beginning of period	$333,473	$425,052
Recaptured by American Life & Security Corp	(93,845)	-
Acquired from American Life & Security Corp	93,845	-
Deposits received	6,180	17,891
Interest credited	8,663	10,756
Withdrawals	(109,392)	(120,226)
Balance at end of period	$238,924	$333,473

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

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2020 and 2019 is $116,019 and $127,711 and is included as a part of policyholder benefit reserves.

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

Leases: The Company, as lessor, has entered into an operating lease agreement for office space. The Company recognizes lease income for operating leases on a straight-line basis over the lease term. At contract inception, the Company defers any initial direct costs and amortizes the costs over the life of the lease on the same basis as lease income.

Common stock and earnings per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2020 and 2019 the company had 7,741,487 and 7,734,004 common shares issued and outstanding, respectively.

Earnings per share attributable to the Company’s common stockholders were computed based on the net income and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2020 and 2019 were 7,738,693 and 7,688,560 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the years ended December 31, 2020 and 2019.

Comprehensive Income: Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses from marketable fixed maturity securities classified as available for sale, net of applicable taxes.

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

Increases in market interest rates may also negatively affect profitability in periods of increasing interest rates. The ability to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. If interest rates were to increase by 1%, the market value of our fixed income securities would decrease by 9.3% as of December 31, 2020. The Company therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.     Description of Business and Significant Accounting Policies (Continued)

The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Early adoption is permitted.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2021. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance (Accounting Standards Update 2019-12) for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for the quarter ending March 31, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.     Acquisitions

On December 31, 2020, DCLIC entered into an assumption agreement with ALSC where it acquired a certain block of life insurance policies. Under an assumption agreement, DCLIC becomes directly liable to the policyholders of this block of business.

The acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. The following table summarizes the fair value of the assets acquired and liabilities assumed from ALSC:

Net consideration to ALSC	$927,000

Preliminary amounts of identifiable assets acquired and liabilities assumed
Investment securities	$7,990,509
Cash receivable	2,117,591
Policy loan assets	101,736
Value of business acquired	2,163,541
Policyholder reserves	(4,552,816)
Deposit type contracts	(6,893,561)
Total identifiable net assets	$927,000

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of December 31 is as follows:

	December 31, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$574,935	$127,981	$-	$702,916
Corporate bonds	20,126,836	2,821,508	(533)	22,947,811
Municipal bonds	5,992,707	804,443	(496)	6,796,654
Redeemable preferred stock	2,900,330	90,085	(200)	2,990,215
Mortgage backed and asset backed securities	4,189,710	50,274	(2)	4,239,982
Total available for sale	$33,784,518	$3,894,291	$(1,231)	$37,677,578

	December 31, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$608,477	$24,162	$-	$632,639
Corporate bonds	18,407,211	1,697,265	(20,079)	20,084,397
Municipal bonds	6,538,883	518,059	(1,883)	7,055,059
Redeemable preferred stock	2,097,206	36,687	-	2,133,893
Mortgage backed and asset backed securities	3,171,620	77,593	(2,309)	3,246,904
Total available for sale	$30,823,397	$2,353,766	$(24,271)	$33,152,892

The amortized cost and fair value of debt securities as of December 31, 2020 and 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2020		As of December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$373,590	$379,823	$99,987	$100,239
After one year through five years	1,540,931	1,641,749	1,424,337	1,471,552
After five years through ten years	2,887,066	3,379,930	3,286,937	3,574,191
More than 10 years	21,892,891	25,045,879	20,743,310	22,626,113
Redeemable preferred stocks	2,900,330	2,990,215	2,097,206	2,133,893
Mortgage backed and asset backed securities	4,189,710	4,239,982	3,171,620	3,246,904
Total amortized cost and fair value	$33,784,518	$37,677,578	$30,823,397	$33,152,892

Proceeds from the sale of securities, maturities, and asset paydowns in 2020 and 2019 were $7,795,116 and $8,605,475, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments (continued)

	Years Ended December 31,
	2020	2019
Gross gains	$1,388,209	$43,935
Gross losses	(373,862)	(258,370)
Realized gains (losses)	$1,014,347	$(214,435)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2020
Available for sale:	(unaudited)
Fixed maturities:
Corporate bonds	$210,625	$(2)	$49,438	$(531)	$260,063	$(533)
Municipal bonds	47,249	(496)	-	-	47,249	(496)
Redeemable preferred stock	77,918	(200)	-	-	77,918	(200)
Mortgage backed and asset backed securities	309,144	(2)	-	-	309,144	(2)
Total fixed maturities	$644,936	$(700)	$49,438	$(531)	$694,374	$(1,231)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2019
Available for sale:
Fixed maturities:
Corporate bonds	$967,848	$(20,079)	$-	$-	$967,848	$(20,079)
Municipal bonds	46,646	(1,883)	-	-	46,646	(1,883)
Mortgage backed and asset backed securities	-	-	296,576	(2,309)	296,576	(2,309)
Total fixed maturities	$1,014,494	$(21,962)	$296,576	$(2,309)	$1,311,070	$(24,271)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2020 was 8, which represented an unrealized loss of $1,231 of the aggregate carrying value of those securities. The 8 securities breakdown as follows: 3 bonds, 4 mortgage and asset backed securities, and 1 redeemable preferred stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2020 and 2019.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Commercial mortgage loans by property type
Student housing	$781,512	$-
Condominium	1,874,445	-
Multi-property	332,195	-
Multi-family	177,984	-
Total commercial mortgages	$3,166,136	$-

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Loan to value ratio
Over 60 to 70%	$1,874,445	$-
Over 30 to 40%	177,984
Over 10 to 20%	1,113,707	-
Total	$3,166,136	$-

The Company’s mortgage loans by maturity date as of December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Maturity Date
One year or less	$2,393,900	$-
After one year through five years	772,236	-
Total	$3,166,136	$-

The Company had no mortgage loans that were on non-accrued status as of December 31, 2020.  The were no mortgage loans delinquent on payments due the Company as of December 31, 2020.  In addition, the Company did not establish a valuation allowance on any mortgage loans.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.     Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019

Fixed maturities	$1,178,055	$1,164,520
Mortgages	129,621	-
Equity securities	669,147	636,668
Funds withheld	1,680,220	-
Cash and cash equivalents	12,501	36,359
	3,669,544	1,837,547
Less investment expenses	(117,283)	(46,946)
	$3,552,261	$1,790,601

Net Investment Gains

The Company was required to implement a new accounting standard in the first quarter of 2019 which requires that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income. For 2020, net investment gains is compromised of $299,373 of unrealized gains on our equity portfolio, net realized gains of $1,014,347, and a change in the fair value of our embedded derivative on funds withheld of $653,294. For 2019, net investment gains (losses) is compromised of $1,256,769 of unrealized gains on our equity portfolio and net realized losses of $214,435.

Note 4.     Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consists solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	December 31, 2020		December 31, 2019

	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$653,294	$-	$-	$-	Funds withheld

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.     Derivative Instruments (continued)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Period Ending	Period Ending	Balance
	December 31, 2020	December 31, 2019	Reported In
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$653,294	$-	Net investment gains (losses)

Note 5.     Fair Value Measurements

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s fund withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the year ended December 31, 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.     Fair Value Measurements (continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$702,916	$702,916	$-	$-
Corporate bonds	22,947,811	-	22,761,011	186,800
Municipal bonds	6,796,654	-	6,796,654	-
Redeemable preferred stock	2,990,215	-	2,990,215	-
Mortgage backed and asset backed securities	4,239,982	-	4,239,982	-
Total fixed maturities	37,677,578	702,916	36,787,862	186,800
Equities:
Common stock	6,808,944	6,717,144	91,800	-
Preferred stock	2,412,630	-	2,412,630	-
Total equities	9,221,574	6,717,144	2,504,430	-
Funds withheld embedded derivative	653,294	-	-	653,294
Total	$47,552,446	$7,420,060	$39,292,292	$840,094

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Available for sale:
Fixed maturities:
US Treasury securities	$632,639	$632,639	$-	$-
Corporate bonds	20,084,397	-	19,892,797	191,600
Municipal bonds	7,055,059	-	7,055,059	-
Redeemable preferred stock	2,133,893	-	2,133,893	-
Mortgage backed and asset backed securities	3,246,904	-	3,246,904	-
Total fixed maturities	33,152,892	632,639	32,328,653	191,600
Equities:
Common stock	9,214,694	9,169,694	45,000	-
Preferred stock	926,809	-	926,809	-
Total equities	10,141,503	9,169,694	971,809	-
Total	$43,294,395	$9,802,333	$33,300,462	$191,600

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Year Ended December 31, 2020	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$191,600	$-
Principal payment	(4,800)	-
Investment related gains (losses), net	-	653,294
Fair value, end of period	$186,800	$653,294

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.     Fair Value Measurements (continued)

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

Mortgage loans on real estate: Mortgage loans are carried at their unpaid principal value as that is considered the fair market values for these loans.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.     Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2020

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,320,759	$4,320,759	$4,320,759	$-	$-
Mortgage loans on real estate	3,166,136	3,166,136			3,166,136
Investment income due and accrued	423,036	423,036	-	-	423,036
Funds withheld	46,176,782	46,830,076	-	-	46,830,076
Policy loans	163,725	163,725	-	-	163,725
Total Financial Assets (excluding available for sale investments)	$54,250,438	$54,903,732	$4,320,759	$-	$50,582,973

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	72,082,207	74,351,806	-	-	74,351,806
Total Financial Liabilities	$74,082,207	$76,351,806	$-	$-	$76,351,806

	December 31, 2019

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,678,805	$6,678,805	$6,678,805	$-	$-
Investment income due and accrued	321,362	321,362	-	-	321,362
Policy loans	118,930	118,930	-	-	118,930
Total Financial Assets (excluding available for sale investments)	$7,119,097	$7,119,097	$6,678,805	$-	$440,292

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	19,396,614	19,186,265	-	-	19,186,265
Total Financial Liabilities	$20,396,614	$20,186,265	$-	$-	$20,186,265

Note 6.     Income Tax Provision

USAC files federal income tax returns based on the type of return.  USAC files a consolidated corporate federal income tax return with USAMC and USAIC.  USASLC, DCLIC, and USALSC-MT file a consolidated life insurance federal income tax return.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2020 and 2019, respectively, is summarized as follows:

	2020	2019
Income before total federal income tax	299,175	168,050
Tax Rate	21%	21%
Expected income tax expense (benefit)	62,827	35,291
Effect of tax-exempt income	(32,318)	(11,925)
Disallowed deductions	1,012	693
Change in unrealized - valuation allowance and unrealized gains (losses)	148,778	-
Other GAAP to tax differences	4043	(24,059)
Reduction in valuation allowance	(324,616)	(431,158)
Total	(140,274)	(431,159)

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 6.     Income Tax Provision (continued)

For the year ended December 31, 2020, the Company recognized tax expense of $328,181 related to unrealized gains on investments.  This expense is included in other comprehensive income and accumulated other comprehensive income, respectively.  The Company recognized a tax benefit of $140,279 related to the reduction of its deferred tax asset valuation allowance.  This resulted in a reduction of the Company's deferred tax asset of $187,901.  For the year ended December 31, 2019, the Company recognized a deferred tax benefit related to the reduction of its deferred tax asset valuation allowance.  The net change in the allowance resulted in a net tax benefit of $431,158. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2020 and 2019 are summarized as follows:

	12/31/2019	Change	12/31/2020

Deferred Tax Assets
Net operating loss carryforwards	2,641,247	(529,816)	2,111,431
Unamortized Start-Up Costs	168,803	(21,100)	147,703
Policy owner benefit reserves	1,154,684	1,234,575	2,389,259
Goodwill	-	194,670	194,670
Tax DAC	329,141	446,593	775,734
Deferred tax asset valuation allowance	(2,423,438)	324,616	(2,098,822)
	1,870,437	1,649,538	3,519,975

Deferred Tax Liabilities
GAAP DAC	557,062	931,203	1,488,265
Fixed assets	8,699	122	8,821
8 Year Spread	233,429	(38,905)	194,524
Value of Business Acquired	117,599	450,080	567,679
Unrealized Gain	522,490	494,939	1,017,429
	1,439,279	1,837,439	3,276,718

Net Deferred Tax	431,158	(187,901)	243,257

The Company has federal net operating loss (“NOL”) carryforwards of $10,054,432 and $12,577,367 as of December 31, 2020 and 2019, respectively. The federal NOLs generated in the years ended December 31, 2009 through 2017 will begin to expire in 2027 for federal income tax purposes. NOLs originating before January 1, 2018, are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code (“IRC”) §382 limitations. NOLs generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 7.     Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 is listed in the following table.

	December 31, 2020	December 31, 2019
Balance sheet
Benefits and claim reserves ceded	$105,621	$136,579
Amounts due from ceding company	59,462	50,824
Benefits and claim reserves assumed	53,069,522	12,597,007

	Years ended
	December 31, 2020	December 31, 2019
Statements of comprehensive income
Ceded premium	$923,567	$800,525
Assumed premium	4,682,634	4,906,522
Allowances on ceded premium	24,077	17,672
Allowances paid on assumed premium	6,765,030	495,327
Assumed benefits and policyholder reserve increases	5,243,836	4,269,695

The company currently reinsurers business in excess of its retention with General Re Life Corporation, Reliance Standard Life Insurance Company, Unified Life Insurance Company, Hartford Life and Accident Company, and Optimum Re Insurance Company. The Company also currently assumes business under agreements with Unified Life Insurance Company and American Life and Security Corporation.

Note 8.     Lease Commitments

Total rent expense was $48,146 and $45,785 for the years ended December 31, 2020 and 2019, respectively. The Company terminated its lease on its former Topeka headquarters effective December 31, 2020 and has no future rent obligations for this location. The Company also maintains an office in Bismarck, ND with a lease that expires on September 30, 2021. The future rent payments required under this lease are $8,446 in 2021.

Note 9. Related Party Transactions

Brier Development Company, Inc. is owned solely by Jack Brier, President and CEO of the Company. Brier Development Company, Inc. owns 20,000 shares of stock in USAC which are in escrow until 5 years after the termination of the public offering. The Company makes reimbursements to Brier Development Company, Inc. on behalf of Jack H. Brier for single coverage for long-term care, Medicare coverage, and an allowance for vehicle expenses.  Reimbursements for these items were $21,019 and $19,421 for years ended December 31, 2020 and 2019, respectively.

Note 10. Federal Home Loan Bank Advances

One of the Company’s subsidiaries, USALSC, is a member of the Federal Home Loan Bank of Topeka (FHLB), which provides access to collateralized borrowings.  Any borrowings from FHLB requires the purchase of FHLB common stock in an amount equal to 4.5% of the borrowing.  On October 31, 2019, USALSC received an advance of $ 1,000,000 based on USALSC purchasing $ 45,000 of FHLB common stock.   The Company had outstanding advances from the Federal Home Loan Bank of Topeka of $1,000,000 at December 31, 2019. This regular fixed convertible advance has a 10 year term with an FHLB option to convert to an adjustable rate on the 5th anniversary. The interest rate at issue was 1.66%. On April 23, 2020 and June 22, 2020 the company took two additional advances with two year terms. The interest rate at issue was 0.37% and 0.28% respectively. As of December 31, 2020, the Company had outstanding advances of $2,000,000.

As of December 31, 2020, USALSC had pledged $2,372,402 of mortgage backed securities, US treasuries and overnight deposits to FHLB in support of its outstanding advance.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 11.      Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capitol Federal Savings Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 to meet the minimum deposit requirement for the State of Missouri. These assets were held in bonds and other invested assets with a statement value of $625,000 and $625,000 as of December 31, 2020 and 2019, respectively. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000. Dakota Capital Life Insurance Company has $200,000 of funds on deposit jointly owned with the North Dakota Insurance Department at the Bank of North Dakota. US Alliance Life and Security Company – Montana has $325,000 of funds on deposit jointly owned by the Montana Department of Insurance at Wells Fargo.

Note 12.     Statutory Net Income and Surplus

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

The following table summarizes the statutory net income (loss) and statutory capital and surplus of US Alliance Life and Security Company, Dakota Capital Life Insurance Company, and US Alliance Life and Security Company - Montana as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.

	Statutory Capital and Surplus as of
	December 31	December 31
	2020	2019

US Alliance Life and Security Company	$6,242,080	$5,831,153
Dakota Capital Life Insurance Company	3,700,272	1,472,930
US Alliance Life and Security Company - Montana	1,709,032	1,674,410

	Statutory Net Income (loss) for the years ended December 31,
	2020	2019

US Alliance Life and Security Company	$(1,960,666)	$6,120
Dakota Capital Life Insurance Company	(31,734)	116,748
US Alliance Life and Security Company - Montana	39,410	(44,873)

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 13.      Subsequent Events

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

The Company has evaluated subsequent events through February 22, 2021, the date on which the consolidated financial statements were issued.