Form 10-Q
period 2021-03-31
US Alliance Corp
filed 2021-05-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________________

Commission File Number: 000-55627

US ALLIANCE CORPORATION
(Exact name of registrant as specified in its charter)

KANSAS	26-4824142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1303 SW First American Pl, Suite 200, Topeka, Kansas	66604
(Address of principal executive offices)	(Zip Code)

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

Common stock, $0.10 par value

7,742,573 shares outstanding

as of May 4, 2021

US ALLIANCE CORPORATION

FORM 10-Q

1.      FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities
(amortized cost: $33,551,489 and $33,784,518 as of March 31, 2021 and December 31, 2020, respectively)	$35,178,702	$37,677,578
Equity securities, at fair value	9,399,091	9,221,574
Mortgage loans on real estate	3,433,437	3,166,136
Funds withheld under coinsurance agreement, at fair value	47,150,149	46,830,076
Policy loans	166,703	163,725
Real estate, net of depreciation	1,409,461	1,415,743
Total investments	96,737,543	98,474,832

Cash and cash equivalents	5,620,444	4,320,759
Investment income due and accrued	473,120	423,036
Reinsurance related assets	398,252	165,082
Deferred acquisition costs, net	6,940,094	7,105,890
Value of business acquired, net	2,680,128	2,703,233
Property, equipment and software, net	36,757	37,818
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	243,257	243,257
Other assets	515,618	1,635,647
Total assets	$113,922,755	$115,387,096

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$73,347,975	$72,082,207
Policyholder benefit reserves	22,335,281	21,158,568
Dividend accumulation	117,056	116,127
Advance premiums	191,919	102,178
Total policy liabilities	95,992,231	93,459,080

Accounts payable and accrued expenses	142,652	1,507,756
Federal Home Loan Bank advance	2,000,000	2,000,000
Other liabilities	25,101	15,469
Total liabilities	98,159,984	96,982,305

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,742,573 and 7,741,487 shares as of March 31, 2021 and December 31, 2020, respectively	774,258	774,150
Additional paid-in capital	23,023,211	23,063,273
Accumulated deficit	(9,333,724)	(8,997,507)
Accumulated other comprehensive income	1,299,026	3,564,875
Total shareholders' equity	15,762,771	18,404,791

Total liabilities and shareholders' equity	$113,922,755	$115,387,096

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2021	2020
Income:	(unaudited)
Premium income	$3,047,177	$2,715,761
Net investment income	1,298,992	514,708
Net investment losses	(117,332)	(1,370,761)
Other income	79,428	13,656
Total income	4,308,265	1,873,364

Expenses:
Death claims	571,164	481,712
Policyholder benefits	1,692,601	1,249,083
Increase in policyholder reserves	1,196,921	923,248
Commissions, net of deferrals	179,208	206,956
Amortization of deferred acquisition costs	270,057	575,210
Amortization of value of business acquired	23,105	5,076
Salaries & benefits	256,028	263,205
Other operating expenses	455,398	872,245
Total expense	4,644,482	4,576,735

Net loss	$(336,217)	$(2,703,371)

Net loss per common share, basic and diluted	$(0.04)	$(0.35)

Unrealized net holding losses arising during the period	(2,251,999)	(1,674,158)
Reclassification adjustment for gains included in net loss	(13,850)	(30,873)

Other comprehensive loss	(2,265,849)	(1,705,031)

Comprehensive loss	$(2,602,066)	$(4,408,402)

See Notes to Consolidated Financial Statements. (unaudited).

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Three Months Ended March 31, 2021 and 2020

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	6,696	670	46,202	-	-	46,872
Costs associated with common stock issued	-	-	(51,565)	-	-	(51,565)
Other comprehensive loss	-	-	-	(1,705,031)	-	(1,705,031)
Net loss	-	-	-	-	(2,703,371)	(2,703,371)
Balance, March 31, 2020	7,740,700	$774,071	$23,204,894	$624,464	$(12,140,327)	$12,463,102

Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	1,086	108	7,494	-	-	7,602
Costs associated with common stock issued	-	-	(47,556)	-	-	(47,556)
Other comprehensive loss	-	-	-	(2,265,849)	-	(2,265,849)
Net loss	-	-	-	-	(336,217)	(336,217)
Balance, March 31, 2021	7,742,573	$774,258	$23,023,211	$1,299,026	$(9,333,724)	$15,762,771

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash Flows from operating activities:	(unaudited)
Net loss	$(336,217)	$(2,703,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,344	2,559
Net (gains) losses realized on the sale of securities	(52,397)	218,953
Unrealized (gains) losses on equity securities	(32,918)	1,151,808
Change in fair value of funds withheld embedded derivative	202,647	-
Amortization of investment securities, net	44,015	20,201
Deferred acquisition costs capitalized	(97,971)	(1,796,373)
Deferred acquisition costs amortized	270,057	575,210
Value of business acquired amortized	23,105	5,076
Interest credited on deposit type contracts	373,779	194,549
(Increase) decrease in operating assets:
Change in funds withheld	(584,526)	-
Investment income due and accrued	(50,084)	(33,166)
Reinsurance related assets	48,813	(70,088)
Other assets	1,120,029	(44,238)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,176,713	989,476
Dividend accumulation	929	(2,022)
Advance premiums	89,741	11,853
Other liabilities	9,632	82,893
Accounts payable and accrued expenses	(1,365,104)	40,416
Net cash provided by (used in) operating activities	847,587	(1,356,264)

Cash Flows from investing activities:
Purchase of fixed income investments	-	(876,333)
Purchase of equity investments	(139,813)	(2,974,768)
Purchase of mortgage investments	(391,388)	-
Proceeds from fixed income sales and repayments	183,632	523,611
Proceeds from equity sales	52,469	2,965,665
Proceeds from mortgage repayments	124,086	-
Transfers from (to) funds withheld	300,000	-
Interest on policy loans	-	(2,477)
Increase in policy loans	(2,978)	(20,243)
Net cash provided by (used in) investing activities	126,008	(384,545)

Cash Flows from financing activities:
Receipts on deposit-type contracts	972,879	2,944,455
Withdrawals on deposit-type contracts	(606,835)	(650,221)
Proceeds received from issuance of common stock, net of costs of issuance	(39,954)	(4,693)
Net cash provided by financing activities	326,090	2,289,541

Net increase in cash and cash equivalents	1,299,685	548,732

Cash and Cash Equivalents:
Beginning	4,320,759	6,678,805
Ending	$5,620,444	$7,227,537

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Non-Cash Information
Assumed deposit-type deposits due from reinsurer	$-	$13,524,325
Funds withheld assumed deposits on deposit-type contracts	681,594	-
Funds withheld assumed withdrawals on deposit-type contracts	(155,649)	-
Commissions and expense allowances deducted from funds withheld	(276,279)	-

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.   Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 1303 SW First American Place, Suite 200, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.  Unless the context indicates otherwise, references herein to the "Company" refer to USAC and its consolidated subsidiaries.

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2022. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted.  The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2020.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2021, and December 31, 2020, USAC had 7,742,573 and 7,741,487 common shares issued and outstanding, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2021 and 2020 were 7,741,879 and 7,736,236 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the three months ended March 31, 2021 and 2020.

New accounting standards:

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts.” ASU 2018-12 requires periodic reassessment of actuarial and discount rate assumptions used in the valuation of policyholder liabilities and deferred acquisition costs arising from the issuance of long-duration insurance and reinsurance contracts, with the effects of the changes in cash flow assumptions reflected in earnings and the effects of changes in discount rate assumptions reflected in other comprehensive income. Under current accounting guidance, the actuarial and discount rate assumptions are set at the contract inception date and not subsequently changed, except in limited circumstances. ASU 2018-12 also requires new disclosures and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2. Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$575,881	$93,935	$-	$669,816
Corporate bonds	20,118,835	1,513,800	(442,183)	21,190,452
Municipal bonds	5,982,208	508,856	(53,494)	6,437,570
Redeemable preferred stock	2,873,999	37,532	(14,324)	2,897,207
Mortgage backed and asset backed securities	4,000,566	33,011	(49,920)	3,983,657
Total available for sale	$33,551,489	$2,187,134	$(559,921)	$35,178,702

	December 31, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$574,935	$127,981	$-	$702,916
Corporate bonds	20,126,836	2,821,508	(533)	22,947,811
Municipal bonds	5,992,707	804,443	(496)	6,796,654
Redeemable preferred stock	2,900,330	90,085	(200)	2,990,215
Mortgage backed and asset backed securities	4,189,710	50,274	(2)	4,239,982
Total available for sale	$33,784,518	$3,894,291	$(1,231)	$37,677,578

The amortized cost and fair value of debt securities as of March 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$373,737	$378,110	$373,590	$379,823
After one year through five years	1,536,790	1,620,593	1,540,931	1,641,749
After five years through ten years	2,886,887	3,220,456	2,887,066	3,379,930
More than 10 years	21,879,510	23,078,679	21,892,891	25,045,879
Redeemable preferred stocks	2,873,999	2,897,207	2,900,330	2,990,215
Mortgage backed and asset backed securities	4,000,566	3,983,657	4,189,710	4,239,982
Total amortized cost and fair value	$33,551,489	$35,178,702	$33,784,518	$37,677,578

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended March 31, 2021 and 2020 were $360,187 and $3,489,276, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2021	2020
Gross gains	$52,792	$44,295
Gross losses	(395)	(263,248)
Realized gains (losses)	$52,397	$(218,953)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2021	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$5,606,231	$(442,183)	$-	$-	$5,606,231	$(442,183)
Municipal bonds	746,298	(53,494)	-	-	746,298	(53,494)
Redeemable preferred stock	1,213,188	(14,324)	-	-	1,213,188	(14,324)
Mortgage backed and asset backed securities	2,947,093	(49,920)	-	-	2,947,093	(49,920)
Total fixed maturities	$10,512,810	$(559,921)	$-	$-	$10,512,810	$(559,921)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2020
Available for sale:
Fixed maturities:
Corporate bonds	$210,625	$(2)	$49,438	$(531)	$260,063	$(533)
Municipal bonds	47,249	(496)	-	-	47,249	(496)
Redeemable preferred stock	77,918	(200)	-	-	77,918	(200)
Mortgage backed and asset backed securities	309,144	(2)	-	-	309,144	(2)
Total fixed maturities	$644,936	$(700)	$49,438	$(531)	$694,374	$(1,231)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of March 31, 2021 was 66, which represented an unrealized loss of $559,921 of the aggregate carrying value of those securities. The 66 securities breakdown as follows: 35 bonds, 26 mortgage and asset backed securities, and 5 redeemable preferred stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of March 31, 2021 and December 31, 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Commercial mortgage loans by property type	(unaudited)
Student housing	$781,512	$781,512
Condominium	2,083,700	1,874,445
Multi-property	382,500	332,195
Multi-family	185,725	177,984
Total commercial mortgages	$3,433,437	$3,166,136

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Loan to value ratio	(unaudited)
Over 60 to 70%	$2,083,700	$1,874,445
Over 30 to 40%	185,725	$177,984
Over 10 to 20%	1,164,012	1,113,707
Total	$3,433,437	$3,166,136

The Company’s mortgage loans by maturity date as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Maturity Date	(unaudited)
One year or less	$2,482,353	$2,393,900
After one year through five years	951,084	772,236
Total	$3,433,437	$3,166,136

The Company had no mortgage loans that were on non-accrued status as of March 31, 2021 and December 31, 2020.  The were no mortgage loans delinquent on payments due the Company as of March 31, 2021 and December 31, 2020.  In addition, the Company did not establish a valuation allowance on any mortgage loans.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Fixed maturities	$277,489	$366,731
Mortgages	72,917	-
Equity securities	147,931	150,189
Funds withheld	827,997	-
Cash and cash equivalents	308	9,312
	1,326,642	526,232
Less investment expenses	(27,650)	(11,524)
	$1,298,992	$514,708

Net Investment Gains

The Company was required to implement a new accounting standard in the first quarter of 2019 which requires that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive loss. For the three months ended March 31, 2021, net investment losses is comprised of $32,918 of unrealized gains on our equity portfolio, net realized gains of $52,397, and a loss on the change in the fair value of our embedded derivative on funds withheld of $202,647. For the three months ended March 31, 2020, net investment losses are comprised of $1,151,808 of unrealized losses on our equity portfolio and net realized losses of $218,953.

Note 3.     Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	March 31, 2021		December 31, 2020

	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:	(unaudited)
Embedded derivatives:
Funds withheld embedded derivative	$450,647	$-	$653,294	$-	Funds withheld

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive loss:

	Period Ending	Period Ending	Balance
	March 31,2021	March 31, 2020	Reported In
Derivatives:	(unaudited)
Embedded derivatives:
Change in funds withheld embedded derivative	$(202,647)	$-	Net investment losses

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

Fixed maturities, available for sale: Fair values of available for sale fixed maturity securities are provided by a third party pricing service. The pricing service uses a variety of sources to determine fair value of securities. The Company’s fixed maturity securities are highly liquid, which allows for a high percentage of the portfolio to be priced through pricing sources.

Equity securities: Fair values for equity securities are also provided by a third party pricing service and are derived from active trading on national market exchanges.

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three months ended March 31, 2021 and 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$669,816	$669,816	$-	$-
Corporate bonds	21,190,452	-	21,003,652	186,800
Municipal bonds	6,437,570	-	6,437,570	-
Redeemable preferred stock	2,897,207	-	2,897,207	-
Mortgage backed and asset backed securities	3,983,657	-	3,983,657	-
Total fixed maturities	35,178,702	669,816	34,322,086	186,800
Equities:
Common stock	7,004,840	6,912,340	92,500	-
Preferred stock	2,394,251	-	2,394,251	-
Total equities	9,399,091	6,912,340	2,486,751	-
Funds withheld embedded derivative	450,647	-	-	450,647
Total	$45,028,440	$7,582,156	$36,808,837	$637,447

	December 31, 2020
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$702,916	$702,916	$-	$-
Corporate bonds	22,947,811	-	22,761,011	186,800
Municipal bonds	6,796,654	-	6,796,654	-
Redeemable preferred stock	2,990,215	-	2,990,215	-
Mortgage backed and asset backed securities	4,239,982	-	4,239,982	-
Total fixed maturities	37,677,578	702,916	36,787,862	186,800
Equities:
Common stock	6,808,944	6,717,144	91,800	-
Preferred stock	2,412,630	-	2,412,630	-
Total equities	9,221,574	6,717,144	2,504,430	-
Funds withheld embedded derivative	653,294	-	-	653,294
Total	$47,552,446	$7,420,060	$39,292,292	$840,094

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Three Months Ended March 31, 2021	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$186,800	$653,294
Investment related losses	-	(202,647)
Fair value, end of period	$186,800	$450,647

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The Company discloses the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value or non-recurring basis are discussed above. The methodologies for other financial assets and financial liabilities not measured at fair value on a recurring basis are discussed below:

Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments.

Investment income due and accrued: The carrying amounts approximate fair value net of any unamortized premium or discount because of the short maturity of these instruments.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$5,620,444	$5,620,444	$5,620,444	$-	$-
Mortgage loans on real estate	3,433,437	3,433,437	-	-	3,433,437
Investment income due and accrued	473,120	473,120	-	-	473,120
Funds withheld	46,699,502	47,150,149	-	-	47,150,149
Policy loans	166,703	166,703	-	-	166,703
Total Financial Assets (excluding available for sale investments)	$56,393,206	$56,843,853	$5,620,444	$-	$51,223,409

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	73,347,975	74,263,243	-	-	74,263,243
Total Financial Liabilities	$75,347,975	$76,263,243	$-	$-	$76,263,243

	December 31, 2020

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,320,759	$4,320,759	$4,320,759	$-	$-
Mortgage loans on real estate	3,166,136	3,166,136	-	-	3,166,136
Investment income due and accrued	423,036	423,036	-	-	423,036
Funds withheld	46,176,782	46,830,076	-	-	46,830,076
Policy loans	163,725	163,725	-	-	163,725
Total Financial Assets (excluding available for sale investments)	$54,250,438	$54,903,732	$4,320,759	$-	$50,582,973

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	72,082,207	74,351,806	-	-	74,351,806
Total Financial Liabilities	$74,082,207	$76,351,806	$-	$-	$76,351,806

Note 5.      Income Tax Provision

No income tax expense or (benefit) has been reflected for the three months ended March 31, 2021 and 2020 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $10,054,432 as of December 31, 2020 and estimated to be $10,500,000 as of March 31, 2021. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $243,257 as of March 31, 2021 and December 31, 2020, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

The Company has evaluated subsequent events through May 12, 2021, the date on which the consolidated financial statements were issued.

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

Overview

USAC was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our five wholly-owned subsidiaries: USALSC, a life insurance corporation; DCLIC, a life insurance corporation; USALSC-Montana, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation.  Unless the context indicates otherwise, references herein to the "Company" refer to USAC and its consolidated subsidiaries.

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third party administrative services in 2015.

On August 1, 2017, USAC merged with Northern Plains Capital Corporation ("NPCC") with USAC being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company which became a wholly owned subsidiary of USALSC.

On December 14, 2018, the Company acquired Great Western Life Insurance Company ("GWIC"). Great Western Life Insurance Company, a subsidiary of GWIC, was renamed US Alliance Life and Security Company – Montana and is a subsidiary of USALSC.

         The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into a coinsurance agreement with American Life and Security Corporation (“ALSC”) to assume 100% of a certain block of life insurance policies from ALSC (the “2017 ALSC Agreement”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies. As of December 31, 2020, the Company had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement. On December 31, 2020, USALSC and ALSC agreed to terminate a portion of the 2017 ALSC Agreement, pursuant to an amendment to the 2017 ALSC Agreement.   Effective December 31, 2020, USALSC entered into an agreement with ALSC, which provided for ASLC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ASLC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which is recorded in other income

.

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

We have a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security, or it is more likely than not that we would be required to sell a security, prior to the recovery of the amortized cost. New England Asset Management and 1505 Capital, our investment managers, provide support to the Company in making these determinations.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. Our membership in the Federal Home Loan Bank ("FHLB") provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss.

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

Embedded Derivatives

The Company has entered into coinsurance funds withheld arrangement with ALSC which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. Embedded derivatives, which are reported with the host instrument on the consolidated balance sheets in funds withheld under coinsurance agreement, are reported at fair value with changes in fair value recognized in the consolidated statements of comprehensive income in net investment losses.

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the Consolidated Statements of Comprehensive Loss.  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement, the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended), which is anticipated to be achieved in the second quarter of 2021.   The Company will record the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement.

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

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in net investment gains (losses) on the Consolidated Statements of Comprehensive Loss.

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

On October 11, 2018 the Company entered into a stock purchase agreement with GWIC. The transaction closed on December 14, 2018. USALSC paid $500,000 to acquire all of the outstanding shares of GWIC and, indirectly, its subsidiary, Great Western Life Insurance Company.

Effective December 31, 2020, the DCLIC acquired a block of life insurance policies according to the terms of an assumption agreement with ALSC. The Company acquired fixed maturity securities and cash of $9,181,100, assumed liabilities of $10,972,785 and recorded VOBA of $2,163,542.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 9 of this quarterly report.

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2021 and 2020 are summarized in the table below.

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Income:
Premium income	$3,047,177	$2,715,761
Net investment income	1,298,992	514,708
Net investment losses	(117,332)	(1,370,761)
Other income	79,428	13,656
Total income	$4,308,265	$1,873,364

Our 2021 first three months total income increased to $4,308,265, an increase of $2,434,901 or 130% from the 2020 first three months total income of $1,873,364. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard has resulted in increased volatility in total income.

Premium income: Premium income for the first three months of 2021 was $3,047,177 compared to $2,715,761 in the first three months of 2020, an increase of $331,416 or 12%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended March 31, 2021 and 2020 are summarized in the following table.

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Direct	$2,123,679	$1,577,225
Assumed	1,197,748	1,360,386
Ceded	(274,250)	(221,850)
Total	$3,047,177	$2,715,761

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Fixed maturities	$277,489	$366,731
Mortgages	72,917	-
Equity securities	147,931	150,189
Funds withheld	827,997	-
Cash and cash equivalents	308	9,312
	1,326,642	526,232
Less investment expenses	(27,650)	(11,524)
	$1,298,992	$514,708

Net investment income for the first three months of 2021 was $1,298,992, compared to $514,708 in the same period in 2020, an increase of $784,284 or 152%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

Net investments gains (losses): Net investment losses for the three months ended March 31, 2021 were $117,332, compared to $1,370,761 for the same period in 2020, a decrease of $1,253,429. The decrease in net investment losses is attributable to 2020 being impacted by the Covid-19 pandemic. Net investment losses for the three months ended March 31, 2021 were comprised of $169,729 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $52,397. Net investment losses for the three months ended March 31, 2020 were comprised of $1,151,808 of unrealized losses in our equity portfolio and realized losses of $218,953. Realized gains and losses related to the sale of securities for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2021	2020
Gross gains	$52,792	$44,295
Gross losses	(395)	(263,248)
Realized gains (losses)	$52,397	$(218,953)

Other income: Other income for the three months ended March 31, 2021 was $79,428 compared to $13,656 in the same period in 2020, an increase of $65,772. The increase in other income is the result of rent collected from a building acquired in 2020.

Expenses. Expenses for the three months ended March 31, 2021 and 2020 are summarized in the table below.

	Three Months Ended March 31,
	2021	2020
Expenses:	(unaudited)
Death claims	$571,164	$481,712
Policyholder benefits	1,692,601	1,249,083
Increase in policyholder reserves	1,196,921	923,248
Commissions, net of deferrals	179,208	206,956
Amortization of deferred acquisition costs	270,057	575,210
Amortization of value of business acquired	23,105	5,076
Salaries & benefits	256,028	263,205
Other operating expenses	455,398	872,245
Total expense	$4,644,482	$4,576,735

Death and other benefits: Death benefits were $571,164 in the three months ended March 31, 2021 compared to $481,712 for the same period in 2020, an increase of $89,452 or 19%. This increase is attributable to our growing block of in-force life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $1,692,601 in the three months ended March 31, 2021 compared to $1,249,083 in the same period in 2020, an increase of $443,518 or 36%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Policyholder reserves increased to $1,196,921 in the three months ended March 31, 2021, compared to $923,248 in the same period in 2020, an increase of $273,673 or 30%. The growth in reserves is the result of increased premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $179,208 in the three months ended March 31, 2021, compared to $206,956 in the same period in 2020, a decrease of $27,748 or 13%. This decrease is due to a changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $270,057 in the three months ended March 31, 2021, compared to $575,210 in the same period in 2020, a decrease of $305,153 or 53%. As a result of the Covid-19 pandemic and the resulting historic low interest rates, the Company reassessed its DAC assumptions regarding reinvestment rates. As a result, the Company reduced its DAC balance by $430,000 in the first quarter of 2020 to reflect the current reinvestment environment and the uncertainty of interest rates. Additionally, the Company began amortizing costs deferred in conjunction with its 2020 ALSC Agreement.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $23,105 in the three months ended March 31, 2021 compared to $5,076 in the same period in 2020. In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $256,028 for the three months ended March 31, 2021, compared to $263,205 in the same period in 2020, a decrease of $7,177 or 3%. Staffing costs decreased due to a reduction in employees.

Other expenses: Other operating expenses were $455,398 in the three months ended March 31, 2021, compared to $872,245 in the same period in 2020, a decrease of $416,847 or 48%. Operating costs were driven lower due primarily to the non-recurrence of two large 2020 expenditures (our pre-paid software asset being recognized as an expense of $250,000 and expenses associated with implementing a new disability reinsurance program totaling $50,000) as well as reduced travel and operating costs in 2021.

Net Loss: Our net loss was $336,217 in the three months ended March 31, 2021 compared to a net loss of $2,703,371 in the same period in 2020, an improvement of $2,367,154. Our net loss per share was $0.04 compared to a net loss per share of $0.35 in 2020, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $113,922,755 as of March 31, 2021, a decrease of $1,464,341 or 1% from December 31, 2020. This is primarily the result of a decrease in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of March 31, 2021, we had available for sale fixed maturity assets of $35,178,072, a decrease of $2,498,876 or 7% from the December 31, 2020 balance of $37,677,578. The decrease is driven by a decrease in the market value of these securities. If we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.

Mortgage loans on real estate: As of March 31, 2021, we had mortgage loans on real estate of $3,433,437 an increase of $267,301 or 8% from the December 31, 2020 balance of $3,166,136.

Equity securities, at fair value: As of March 31, 2021, we had available for sale equity assets of $9,399,091, an increase of $177,517 or 2% from the December 31, 2020 balance of $9,221,574. This increase is the result of normal investment activity.

Funds withheld under coinsurance agreement, at fair value: As of March 31, 2021, we had funds withheld assets of $47,150,149, an increase of $320,073 or 1% from the December 31, 2020 balance of $46,830,076.

Policy loans: As of March 31, 2021, our policy loans were $166,703, an increase of $2,978 or 2% from the December 31, 2020 balance of $163,725. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of March 31, 2021, we had real estate assets of $1,409,461 related to the purchase of our home office building, a decrease of $6,282 from the December 31, 2020 balance of $1,415,743. The decrease is the result of depreciation.

Cash and cash equivalents: As of March 31, 2021, we had cash and cash equivalent assets of $5,620,444, an increase of $1,299,685 or 30% from the December 31, 2020 balance of $4,320,759. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of March 31, 2021, our investment income due and accrued was $473,120 compared to $423,036 as of December 31, 2020, an increase of $50,084 or 12%. This increase is attributable to investment activity.

Reinsurance related assets: As of March 31, 2021, our reinsurance related assets were $398,252 compared to $165,082 as of December 31, 2020, an increase of $233,170 or 141%. This increase is the result of amounts due from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of March 31, 2021, our deferred acquisition costs were $6,940,094 compared to $7,105,890 as of December 31, 2020, a decrease of $165,796 or 2%. The decrease is the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of March 31, 2021 our value of business acquired asset was $2,680,128 compared to $2,703,233 as of December 31, 2020, a decrease of $23,105 or 1%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of March 31, 2021 our property, equipment and software assets were $36,757, a decrease of $1,061 or 3% from the December 31, 2020 balance of $37,818. This decrease is the result of amortization of these assets.

Goodwill: As of March 31, 2021 and December 31, 2020, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $243,257 as of March 31, 2021 and December 31, 2020. No change in the net deferred tax asset was recorded in the first quarter.

Other assets: As of March 31, 2021, our other assets were $515,618, a decrease of $1,120,029 or 69% from the December 31, 2020 balance of $1,635,647. This decrease was driven by a receivable balance due to DCLIC paid in the quarter.

Liabilities. Our total liabilities were $98,159,984 as of March 31, 2021, an increase of $1,177,679 or 1% from our December 31, 2020 liabilities of $96,982,305. This increase is driven by growth in our policy liabilities.

Policy liabilities: Our total policy liabilities as of March 31, 2021 were $95,992,231 compared to $93,459,080 as of December 31, 2020, an increase of $2,533,151 or 3%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of March 31, 2021, our accounts payable and accrued expenses were $142,652 compared to $1,507,756 as of December 31, 2020, a decrease of $1,365,104 or 90%. The decrease is driven by the settlement in the first quarter of a payable to ALSC related to the partial termination of our 2017 ALSC Agreement.

Federal Home Loan Bank advance: In October of 2019, the Company took an advance of $1,000,000 from the FHLB of Topeka which was outstanding as of March 31, 2021 and December 31, 2020. In the second quarter of 2020, the Company took two additional advances of $500,000 each, which were outstanding as of March 31, 2021 and December 31, 2020.  The advances were taken to create liquidity and investment opportunities.

Other liabilities: As of March 31, 2021, our other liabilities were $25,101, an increase of $9,632 from the December 31, 2020 balance of $15,469. The increase is the result of normal business activities.

Shareholders’ Equity. Our shareholders’ equity was $15,762,771 as of March 31, 2021, a decrease of $2,642,020 or 14% from our December 31, 2020 shareholders’ equity of $18,404,791. The reduction in shareholders’ equity was driven by a decrease in other comprehensive income and our net loss. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio. The decrease in other comprehensive income is the result of higher interest rates which decreases the market value of our fixed maturity securities.  Similarly, lower interest rates would increase the value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$669,816	0.7%	$702,916	0.7%
Corporate bonds	21,190,452	20.7%	22,947,811	22.4%
Municipal bonds	6,437,570	6.3%	6,796,654	6.6%
Redeemable preferred stocks	2,897,207	2.8%	2,990,215	2.9%
Mortgage backed and asset backed securities	3,983,657	3.9%	4,239,982	4.1%
Total fixed maturities	35,178,702	34.4%	37,677,578	36.7%
Mortgage loans	3,433,437	3.4%	3,166,136	3.1%
Equities:
Common stock	7,004,840	6.9%	6,808,944	6.6%
Preferred stock	2,394,251	2.3%	2,412,630	2.4%
Total equities	9,399,091	9.2%	9,221,574	9.0%
Funds withheld	47,150,149	46.1%	46,830,076	45.6%
Real estate, net of depreciation	1,409,461	1.4%	1,415,743	1.4%
Cash and cash equivalents	5,620,444	5.5%	4,320,759	4.2%
Total	$102,191,284	100.0%	$102,631,866	100.0%

The total value of our investments and cash and cash equivalents decreased to $102,191,284 as of March 31, 2021 from $102,631,866 at December 31, 2020, a decrease of $440,582 or less than 1%. Decreases in investments are primarily attributable to a reduction in the market value of our fixed maturity securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$1,120,582	3.2%	$1,160,359	3.1%
AA	7,959,579	22.6%	8,219,481	21.8%
A	7,989,856	22.7%	8,587,743	22.8%
BBB	14,531,638	41.3%	16,060,510	42.6%
BB	3,390,247	9.7%	3,462,685	9.2%
Not Rated - Private Placement	186,800	0.5%	186,800	0.5%
Total	$35,178,702	100.0%	$37,677,578	100.0%

The amortized cost and fair value of debt securities as of March 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$373,737	$378,110	$373,590	$379,823
After one year through five years	1,536,790	1,620,593	1,540,931	1,641,749
After five years through ten years	2,886,887	3,220,456	2,887,066	3,379,930
More than 10 years	21,879,510	23,078,679	21,892,891	25,045,879
Redeemable preferred stocks	2,873,999	2,897,207	2,900,330	2,990,215
Mortgage backed and asset backed securities	4,000,566	3,983,657	4,189,710	4,239,982
Total amortized cost and fair value	$33,551,489	$35,178,702	$33,784,518	$37,677,578

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

We work to mitigate our exposure to adverse interest rate movements through laddering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

Additionally, USALSC is a member of the FHLB of Topeka, which provides access to liquidity and further reduces the likelihood of disposing of fixed maturities at a loss.

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the effects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position.

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

Net cash provided by operating activities was $847,587 for the three months ended March 31, 2021. The primary sources of cash from operating activities were premiums and deposit-type deposits received from policyholders. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $126,008. The primary use of cash was from purchases of available for sale securities. Cash provided by financing activities was $326,090. The primary sources of cash were receipts on deposit-type contracts.

At March 31, 2021, we had cash and cash equivalents totaling $5,620,444. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2021, the Company issued 86 shares of common stock, for aggregate consideration of $602, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended March 31, 2021, the Company issued 1,000 shares of common stock, for aggregate consideration of $7,000, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares are sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

10.1	Employment Agreement dated March 15, 2020 between US Alliance Corporation and Jeffery Brown, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2021 (File No. 000-0056727), is incorporated by reference as Exhibit 10.1.

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

US Alliance
Corporation
(Registrant)

Date	May 12, 2021

By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman