Form 10-Q
period 2021-06-30
US Alliance Corp
filed 2021-08-13
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

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

Common stock, $0.10 par value

7,745,404 shares outstanding

as of August 4, 2021

1.      FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $34,012,418 and $33,784,518 as of June 30, 2021 and December 31, 2020, respectively)	$37,006,257	$37,677,578
Equity securities, at fair value	9,307,339	9,221,574
Mortgage loans on real estate	2,696,973	3,166,136
Funds withheld under coinsurance agreement, at fair value	47,798,209	46,830,076
Policy loans	163,788	163,725
Real estate, net of depreciation	1,417,848	1,415,743
Total investments	98,390,414	98,474,832

Cash and cash equivalents	8,197,231	4,320,759
Investment income due and accrued	570,493	423,036
Reinsurance related assets	-	165,082
Deferred acquisition costs, net	6,772,798	7,105,890
Value of business acquired, net	2,657,023	2,703,233
Property, equipment and software, net	50,361	37,818
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	243,257	243,257
Other assets	1,276,674	1,635,647
Total assets	$118,435,793	$115,387,096

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$74,553,608	$72,082,207
Policyholder benefit reserves	23,490,481	21,158,568
Dividend accumulation	117,999	116,127
Advance premiums	100,105	102,178
Total policy liabilities	98,262,193	93,459,080

Accounts payable and accrued expenses	135,603	1,507,756
Federal Home Loan Bank advance	2,000,000	2,000,000
Other liabilities	718,681	15,469
Total liabilities	101,116,477	96,982,305

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,745,404 and 7,741,487 shares as of June 30, 2021 and December 31, 2020, respectively	774,541	774,150
Additional paid-in capital	22,998,144	23,063,273
Accumulated deficit	(9,119,021)	(8,997,507)
Accumulated other comprehensive income	2,665,652	3,564,875
Total shareholders' equity	17,319,316	18,404,791

Total liabilities and shareholders' equity	$118,435,793	$115,387,096

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Income:	(unaudited)		(unaudited)
Premium income	$6,352,098	$5,083,778	$3,304,921	$2,368,017
Net investment income	2,631,572	1,256,011	1,332,580	741,303
Net investment gains (losses)	73,790	(1,359,105)	191,122	11,656
Other income	157,402	27,708	77,974	14,052
Total income	9,214,862	5,008,392	4,906,597	3,135,028

Expenses:
Death claims	1,101,796	922,656	530,632	440,944
Policyholder benefits	3,448,788	2,647,705	1,745,769	1,398,622
Increase in policyholder reserves	2,332,241	1,612,693	1,145,738	689,445
Commissions, net of deferrals	373,461	371,570	194,253	164,614
Amortization of deferred acquisition costs	554,865	747,372	284,808	172,162
Amortization of value of business acquired	46,210	10,151	23,105	5,075
Salaries & benefits	538,195	517,085	282,167	253,880
Other operating expenses	940,820	1,308,903	485,422	436,658
Total expense	9,336,376	8,138,135	4,691,894	3,561,400

Net income (loss)	$(121,514)	$(3,129,743)	$214,703	$(426,372)

Net income (loss) per common share, basic and diluted	$(0.02)	$(0.40)	$0.03	$(0.06)

Unrealized net holding gains (losses) arising during the period	(786,174)	1,247,443	1,493,525	2,910,478
Reclassification adjustment for gains included in net gains (losses)	(113,049)	(59,689)	(126,899)	(17,693)

Other comprehensive income (loss)	(899,223)	1,187,754	1,366,626	2,892,785

Comprehensive income (loss)	$(1,020,737)	$(1,941,989)	$1,581,329	$2,466,413

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
Six Months and Three Months Ended June 30, 2021 and 2020

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income	Deficit	Total
Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	7,225	723	49,852	-	-	50,575
Costs associated with common stock issued	-	-	(99,011)	-	-	(99,011)
Other comprehensive income	-	-	-	1,187,754	-	1,187,754
Net loss	-	-	-	-	(3,129,743)	(3,129,743)
Balance, June 30, 2020	7,741,229	$774,124	$23,161,098	$3,517,249	$(12,566,699)	$14,885,772

Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	3,917	391	27,028	-	-	27,419
Costs associated with common stock issued	-	-	(92,157)	-	-	(92,157)
Other comprehensive loss	-	-	-	(899,223)	-	(899,223)
Net loss	-	-	-	-	(121,514)	(121,514)
Balance, June 30, 2021	7,745,404	$774,541	$22,998,144	$2,665,652	$(9,119,021)	$17,319,316

See Notes to Consolidated Financial Statements. (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income	Deficit	Total
Balance, March 31, 2020	7,740,700	$774,071	$23,204,894	$624,464	$(12,140,327)	$12,463,102
Common stock issued, $7 per share	529	53	3,650	-	-	3,703
Costs associated with common stock issued	-	-	(47,446)	-	-	(47,446)
Other comprehensive income	-	-	-	2,892,785	-	2,892,785
Net loss	-	-	-	-	(426,372)	(426,372)
Balance, June 30, 2020	7,741,229	$774,124	$23,161,098	$3,517,249	$(12,566,699)	$14,885,772

Balance, March 31, 2021	7,742,573	$774,258	$23,023,211	$1,299,026	$(9,333,724)	$15,762,771
Common stock issued, $7 per share	2,831	283	19,534	-	-	19,817
Costs associated with common stock issued	-	-	(44,601)	-	-	(44,601)
Other comprehensive income	-	-	-	1,366,626	-	1,366,626
Net income	-	-	-	-	214,703	214,703
Balance, June 30, 2021	7,745,404	$774,541	$22,998,144	$2,665,652	$(9,119,021)	$17,319,316

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash Flows from operating activities:	(unaudited)
Net loss	$(121,514)	$(3,129,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,628	5,119
Net (gains) losses realized on the sale of securities	(215,613)	224,878
Unrealized (gains) losses on equity securities	(103,297)	497,194
Change in fair value of funds withheld embedded derivative	245,120	637,033
Amortization of investment securities, net	88,887	75,873
Deferred acquisition costs capitalized	(215,483)	(511,691)
Deferred acquisition costs amortized	554,865	747,373
Value of business acquired amortized	46,210	10,151
Interest credited on deposit type contracts	911,256	479,157
(Increase) decrease in operating assets:
Change in funds withheld	(1,197,116)	(170,516)
Investment income due and accrued	(147,457)	(48,964)
Reinsurance related assets	(102,892)	(50,475)
Other assets	824,443	196,689
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,331,913	1,649,882
Dividend Accumulation	1,872	(8,748)
Advance premiums	(2,073)	2,018
Other liabilities	703,212	5,278
Accounts payable and accrued expenses	(1,372,153)	25,453
Net cash provided by operating activities	2,246,808	635,961

Cash Flows from investing activities:
Purchase of fixed income investments	(913,512)	(2,028,449)
Purchase of equity investments	(598,398)	(4,186,434)
Purchase of mortgage investments	(1,013,404)	(962,632)
Proceeds from fixed income sales and repayments	1,006,231	1,619,318
Proceeds from equity sales	422,035	2,985,691
Proceeds from mortgage repayments	1,482,567	-
Transfers from (to) funds withheld	300,000	(2,334,966)
Interest on policy loans	-	(5,199)
Increase in policy loans	(63)	(29,959)
Purchase of property, equipment and software	(31,276)	-
Net cash provided by (used in) investing activities	654,180	(4,942,630)

Cash Flows from financing activities:
Receipts on deposit-type contracts	2,124,176	5,019,037
Withdrawals on deposit-type contracts	(1,083,954)	(965,923)
Proceeds from FHLB advance	-	1,000,000
Proceeds received from issuance of common stock, net of costs of issuance	(64,738)	(48,437)
Net cash provided by financing activities	975,484	5,004,677

Net increase in cash and cash equivalents	3,876,472	698,008

Cash and Cash Equivalents:
Beginning	4,320,759	6,678,805
Ending	$8,197,231	$7,376,813

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation
Supplemental Cash Flow Information (unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$1,409,036	$46,763,118
Funds withheld assumed withdrawals on deposit-type contracts	(889,113)	(44,995)
Commissions and expense allowances deducted from funds withheld	(923,920)	(6,608,834)

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

The results of operation for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted.  The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2020.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2021, and December 31, 2020, USAC had 7,745,404 and 7,741,487 common shares issued and outstanding, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the six months ended June 30, 2021 and 2020 were 7,742,384 and 7,737,418 shares, respectively. The weighted average number of shares outstanding during the three months ended June 30, 2021 and 2020 were 7,743,517 and 7,741,272 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the six months and three months ended June 30, 2021 and 2020.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2. Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$576,834	$119,569	$-	$696,403
Corporate bonds	19,699,145	2,242,855	(160,997)	21,781,003
Municipal bonds	6,217,361	728,032	(20,775)	6,924,618
Redeemable preferred stock	3,181,397	67,716	(375)	3,248,738
Mortgage backed and asset backed securities	4,337,681	38,002	(20,188)	4,355,495
Total available for sale	$34,012,418	$3,196,174	$(202,335)	$37,006,257

	December 31, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$574,935	$127,981	$-	$702,916
Corporate bonds	20,126,836	2,821,508	(533)	22,947,811
Municipal bonds	5,992,707	804,443	(496)	6,796,654
Redeemable preferred stock	2,900,330	90,085	(200)	2,990,215
Mortgage backed and asset backed securities	4,189,710	50,274	(2)	4,239,982
Total available for sale	$33,784,518	$3,894,291	$(1,231)	$37,677,578

The amortized cost and fair value of debt securities as of June 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$323,963	$326,262	$373,590	$379,823
After one year through five years	1,482,653	1,566,525	1,540,931	1,641,749
After five years through ten years	2,886,710	3,274,412	2,887,066	3,379,930
More than 10 years	21,800,014	24,234,825	21,892,891	25,045,879
Redeemable preferred stocks	3,181,397	3,248,738	2,900,330	2,990,215
Mortgage backed and asset backed securities	4,337,681	4,355,495	4,189,710	4,239,982
Total amortized cost and fair value	$34,012,418	$37,006,257	$33,784,518	$37,677,578

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the six months ended June 30, 2021 and 2020 were $1,006,231 and $1,619,318, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2021	2020
Gross gains	$216,011	$64,907
Gross losses	(398)	(289,785)
Realized gains (losses)	$215,613	$(224,878)

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended June 30, 2021 and 2020 were $822,599 and $1,095,707, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2021	2020
Gross gains	$163,220	$20,612
Gross losses	(3)	(26,537)
Net security losses	$163,217	$(5,925)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2021
	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$4,472,806	$(160,997)	$-	$-	$4,472,806	$(160,997)
Municipal bonds	728,603	(20,775)	-	-	728,603	(20,775)
Redeemable preferred stock	315,375	(375)			315,375	(375)
Mortgage backed and asset backed securities	2,202,845	(20,188)	-	-	2,202,845	(20,188)
Total fixed maturities	$7,719,629	$(202,335)	$-	$-	$7,719,629	$(202,335)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2020
Available for sale:
Fixed maturities:
Corporate bonds	$210,625	$(2)	$49,438	$(531)	$260,063	$(533)
Municipal bonds	47,249	(496)	-	-	47,249	(496)
Redeemable preferred stock	77,918	(200)	-	-	77,918	(200)
Mortgage backed and asset backed securities	309,144	(2)	-	-	309,144	(2)
Total fixed maturities	$644,936	$(700)	$49,438	$(531)	$694,374	$(1,231)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of June 30, 2021 was 44, which represented an unrealized loss of $202,335 of the aggregate carrying value of those securities. The 44 securities breakdown as follows: 26 bonds, 17 mortgage and asset backed securities, and 1 redeemable preferred stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of June 30, 2021 and December 31, 2020.

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Commercial mortgage loans by property type
Student housing	$-	$781,512
Condominium	1,998,248	1,874,445
Multi-property	513,000	332,195
Multi-family	185,725	177,984
Total commercial mortgages	$2,696,973	$3,166,136

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Loan to value ratio
Over 60 to 70%	$1,998,248	$1,874,445
Over 30 to 40%	185,725	$177,984
Over 10 to 20%	513,000	1,113,707
Total	$2,696,973	$3,166,136

The Company’s mortgage loans by maturity date as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Maturity Date
One year or less	$1,382,335	$2,393,900
After one year through five years	1,314,638	772,236
Total	$2,696,973	$3,166,136

The Company had no mortgage loans that were on non-accrued status as of June 30, 2021 and December 31, 2020.  The were no mortgage loans delinquent on payments due the Company as of June 30, 2021 and December 31, 2020.  In addition, the Company did not establish a valuation allowance on any mortgage loans.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Fixed maturities	$553,641	$617,418
Mortgages	189,259	5,851
Equity securities	302,641	289,450
Funds withheld	1,649,276	364,033
Cash and cash equivalents	868	11,376
	2,695,685	1,288,128
Less investment expenses	(64,113)	(32,117)
	$2,631,572	$1,256,011

The components of net investment income for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Fixed maturities	$276,152	$309,943
Mortgages	116,342	$5,851
Equity securities	154,710	139,261
Funds withheld	821,279	304,778
Cash and cash equivalents	560	2,064
	1,369,043	761,897
Less investment expenses	(36,463)	(20,594)
	$1,332,580	$741,303

Net Investment Gains

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the six months ended June 30, 2021, net investment gains is comprised of $103,297 of unrealized gains on our equity portfolio, net realized gains of $215,613, and a loss on the change in the fair value of our embedded derivative on funds withheld of $245,120. For the six months ended June 30, 2020, net investment losses is comprised of $497,194 of unrealized losses on our equity portfolio, net realized losses of $224,878, and a loss on the change in the fair value of our embedded derivative on funds withheld of $637,033. For the three months ended June 30, 2021, net investment gains is comprised of $70,378 of unrealized gains on our equity portfolio, net realized gains of $163,217, and a loss on the change in the fair value of our embedded derivative on funds withheld of $42,473. For the three months ended June 30, 2020, net investment gains is comprised of $654,614 of unrealized gains on our equity portfolio, net realized losses of $5,925 and a loss on the change in the fair value of our embedded derivative on funds withheld of $637,033.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.     Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	June 30, 2021		December 31, 2020

	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$408,174	$-	$653,294	$-	Funds withheld

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Period Ending	Period Ending	Balance
	June 30, 2021	June 30, 2020	Reported In
	(unaudited)
Derivatives:
Embedded derivatives:

Change in funds withheld embedded derivative	$(245,120)	$(637,033)	Net investment losses

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s fund withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three and six months ended June 30, 2021 and 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$696,403	$696,403	$-	$-
Corporate bonds	21,781,003	-	21,594,203	186,800
Municipal bonds	6,924,618	-	6,924,618	-
Redeemable preferred stock	3,248,738	-	3,248,738	-
Mortgage backed and asset backed securities	4,355,495	-	4,355,495	-
Total fixed maturities	37,006,257	696,403	36,123,054	186,800
Equities:
Common stock	7,180,299	7,087,499	92,800	-
Preferred stock	2,127,040	-	2,127,040	-
Total equities	9,307,339	7,087,499	2,219,840	-
Funds withheld embedded derivative	408,174	-	-	408,174
Total	$46,721,770	$7,783,902	$38,342,894	$594,974

	December 31, 2020
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$702,916	$702,916	$-	$-
Corporate bonds	22,947,811	-	22,761,011	186,800
Municipal bonds	6,796,654	-	6,796,654	-
Redeemable preferred stock	2,990,215	-	2,990,215	-
Mortgage backed and asset backed securities	4,239,982	-	4,239,982	-
Total fixed maturities	37,677,578	702,916	36,787,862	186,800
Equities:
Common stock	6,808,944	6,717,144	91,800	-
Preferred stock	2,412,630	-	2,412,630	-
Total equities	9,221,574	6,717,144	2,504,430	-
Funds withheld embedded derivative	653,294	-	-	653,294
Total	$47,552,446	$7,420,060	$39,292,292	$840,094

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Six Months Ended June 30, 2021	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$186,800	$653,294
Investment related losses	-	(245,120)
Fair value, end of period	$186,800	$408,174

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

For the Three Months Ended June 30, 2021	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$186,800	$450,647
Investment related gains (losses), net	-	(42,473)
Fair value, end of period	$186,800	$408,174

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$8,197,231	$8,197,231	$8,197,231	$-	$-
Mortgage loans on real estate	2,696,973	2,696,973	-	-	2,696,973
Investment income due and accrued	570,493	570,493	-	-	570,493
Funds withheld	47,390,035	47,798,209	-	-	47,798,209
Policy loans	163,788	163,788	-	-	163,788
Total Financial Assets (excluding available for sale investments)	$59,018,520	$59,426,694	$8,197,231	$-	$51,229,463

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	74,553,608	75,550,642	-	-	75,550,642
Total Financial Liabilities	$76,553,608	$77,550,642	$-	$-	$77,550,642

	December 31, 2020

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,320,759	$4,320,759	$4,320,759	$-	$-
Mortgage loans on real estate	3,166,136	3,166,136	-	-	3,166,136
Investment income due and accrued	423,036	423,036	-	-	423,036
Funds withheld	46,176,782	46,830,076	-	-	46,830,076
Policy loans	163,725	163,725	-	-	163,725
Total Financial Assets (excluding available for sale investments)	$54,250,438	$54,903,732	$4,320,759	$-	$50,582,973

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	72,082,207	74,351,806	-	-	74,351,806
Total Financial Liabilities	$74,082,207	$76,351,806	$-	$-	$76,351,806

Note 5.   Income Tax Provision

No income tax expense or (benefit) has been reflected for the six or three months ended June 30, 2021 and 2020 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $10,054,432 as of December 31, 2020 and estimated to be $10,500,000 as of June 30, 2021. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $243,257 as of June 30, 2021 and December 31, 2020, respectively.

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

The Company has evaluated subsequent events through August 13, 2021, the date on which the consolidated financial statements were issued.

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

On August 1, 2017,USAC merged with Northern Plains Capital Corporation with USAC being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company which became a wholly owned subsidiary of USALSC.

On December 14, 2018, USALSC acquired Great Western Life Insurance Company. Great Western Life Insurance Company was renamed US Alliance Life and Security Company – Montana and is a subsidiary of USALSC.

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into a coinsurance agreement with American Life and Security Corporation ("ALSC") to assume 100% of a certain block of life insurance policies from ALSC (the "2017 ALSC Agreement"). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into a second coinsurance agreement with ALSC (the "2020 ALSC Agreement") to assume a quota share percentage of a block of annuity policies. As of December 31, 2020, the Company had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement. ON December 31 ,2020, USALSC and ALSC agreed to terminate a portion of the 2017 ALSC Agreement, pursuant to any amendment to the 2017 ALSC Agreement.  Effective December 31, 2020, USALSC entered into an agreement with ALSC, which provided for ASLC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ASLC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which is recorded in other income.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgages, and equity securities. Fixed maturity and equity securities, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income. Our fixed income investment managers, New England Asset Management, Inc. and 1505 Capital LLC, utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.

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

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of income.  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement, the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended, which is currently anticipated to be achieved in the third quarter of 2021.   The Company will record the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement.

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

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in net investment gains (losses) on the consolidated statements of comprehensive income (loss).

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

Mergers and Acquisitions

On May 23, 2017 USAC entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction closed on July 31, 2017. NPCC shareholders received .5841 shares of US Alliance Corporation stock for each share of NPCC stock owned. USAC issued 1,644,458 shares of common stock to holders of NPCC shares.

On October 11, 2018 USALSC entered into a stock purchase agreement to acquire Great Western Insurance Company ("GWIC"), the parent company of  Great Western Life Insurance Company ("GWLIC"). The transaction closed on December 14, 2018. USALSC paid $500,000 to acquire all of the outstanding shares of GWIC and indirectly, GWLIC, its subsidiary.

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the six months ended June 30, 2021 and 2020 are summarized in the table below.

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Income:
Premium income	$6,352,098	$5,083,778
Net investment income	2,631,572	1,256,011
Net investment gains (losses)	73,790	(1,359,105)
Other income	157,402	27,708
Total income	$9,214,862	$5,008,392

Our 2021 first six months total income increased to $9,214,862, an increase of $4,206,470 or 84% from the 2020 first six months total income of $5,008,392. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard has resulted in increased volatility in total income.

Insurance revenues for the three months ended June 30, 2021 and 2020 are summarized in the table below.

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Income:
Premium income	$3,304,921	$2,368,017
Net investment income	1,332,580	741,303
Net investment gains (losses)	191,122	11,656
Other income	77,974	14,052
Total income	$4,906,597	$3,135,028

Our 2021 second quarter total income increased to $4,906,597, an increase of $1,771,569 or 57% from the 2020 second quarter total income of $3,135,028.  The increase is driven by increases in premiums and net investment income.

Premium income: Premium income for the first six months of 2021 was $6,352,098 compared to $5,083,778 in the first six months of 2020, an increase of $1,268,320 or 25%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the six months ended June 30, 2021 and 2020 are summarized in the following table.

	Six Months Ended June 30,
	2021	2020

Direct	$4,498,017	$2,941,001
Assumed	2,372,355	2,609,880
Ceded	(518,274)	(467,103)
Total	$6,352,098	$5,083,778

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium income for the second quarter of 2021 was $3,304,921 compared to $2,368,017 in the second quarter of 2020, an increase of $936,904 or 40%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended June 30, 2021 and 2020 are summarized in the following table.

	Three Months ended June 30,
	2021	2020
	(unaudited)
Direct	$2,374,338	$1,363,776
Assumed	1,174,607	1,249,494
Ceded	(244,024)	(245,253)
Total	$3,304,921	$2,368,017

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Fixed maturities	$553,641	$617,418
Mortgages	189,259	5,851
Equity securities	302,641	289,450
Funds withheld	1,649,276	364,033
Cash and cash equivalents	868	11,376
	2,695,685	1,288,128
Less investment expenses	(64,113)	(32,117)
	$2,631,572	$1,256,011

Net investment income for the first six months of 2021 was $2,631,572, compared to $1,256,011 in 2020, an increase of $1,375,561 or 110%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

The components of net investment income for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Fixed maturities	$276,152	$309,943
Mortgages	116,342	$5,851
Equity securities	154,710	139,261
Funds withheld	821,279	304,778
Cash and cash equivalents	560	2,064
	1,369,043	761,897
Less investment expenses	(36,463)	(20,594)
	$1,332,580	$741,303

Net investment income for the second quarter of 2021 was $1,332,580, compared to $714,303 in 2020, an increase of $591,277 or 80%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

Net investments gains (losses): Net investment gains for the six months ended June 30, 2021 were $73,790, compared to losses of $1,359,105 for the same period in 2020, an increase of $1,432,895. The decrease in net investment losses is attributable to 2020 being impacted by the Covid-19 pandemic. Net investment gains for the six months ended June 30, 2021 were comprised of $141,823 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $215,613. Net investment losses for the six months ended June 30, 2020 were comprised of $1,134,227 of unrealized losses in our equity portfolio and funds withheld asset and realized losses of $224,878. Realized gains and losses related to the sale of securities for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2021	2020
Gross gains	$216,011	$64,907
Gross losses	(398)	(289,785)
Realized gains (losses)	$215,613	$(224,878)

Net investment gains for the three months ended June 30, 2021 were $191,122, compared to $11,656 for the same period in 2020, an increase of $179,466. The increase in net investment gains is attributable to 2020 being impacted by the Covid-19 pandemic. Net investment gains for the three months ended June 30, 2021 were comprised of $27,906 of unrealized gains in our equity portfolio and funds withheld asset and realized gains of $163,216. Net investment gains for the three months ended June 30, 2020 were comprised of $17,592 of unrealized gains in our equity portfolio and funds withheld asset and realized losses of $5,925. Realized gains and losses related to the sale of securities for the three months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2021	2020
Gross gains	$163,220	$20,612
Gross losses	(3)	(26,537)
Net security losses	$163,217	$(5,925)

Other income: Other income for the six months ended June 30, 2021 was $157,402 compared to $27,708 in the same period in 2020, an increase of $129,694. Other income for the three months ended June 30, 2021 was $77,974 compared to $14,052 in the same period in 2020, an increase of $63,922. The increase in other income is the result of rent collected from a building acquired in 2020.

Expenses. Expenses for the six months ended June 30, 2021 and 2020 are summarized in the table below.

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Expenses:
Death claims	$1,101,796	$922,656
Policyholder benefits	3,448,788	2,647,705
Increase in policyholder reserves	2,332,241	1,612,693
Commissions, net of deferrals	373,461	371,570
Amortization of deferred acquisition costs	554,865	747,372
Amortization of value of business acquired	46,210	10,151
Salaries & benefits	538,195	517,085
Other operating expenses	940,820	1,308,903
Total expense	$9,336,376	$8,138,135

Expenses for the three months ended June 30, 2021 and 2020 are summarized in the table below.

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Expenses:
Death claims	$530,632	$440,944
Policyholder benefits	1,745,769	1,398,622
Increase in policyholder reserves	1,145,738	689,445
Commissions, net of deferrals	194,253	164,614
Amortization of deferred acquisition costs	284,808	172,162
Amortization of value of business acquired	23,105	5,075
Salaries & benefits	282,167	253,880
Other operating expenses	485,422	436,658
	$4,691,894	$3,561,400

Death and other benefits: Death benefits were $1,101,796 in the six months ended June 30, 2021 compared to $922,656 for the same period in 2020, an increase of $179,140 or 19%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $530,632 in the three months ended June 30, 2021 compared to $440,944 for the same period in 2020, an increase of $89,688 or 20%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $3,448,788 in the six months ended June 30, 2021 compared to $2,647,705 in the same period in 2020, an increase of $801,083 or 30%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Policyholder benefits were $1,745,769 in the three months ended June 30, 2021 compared to $1,398,622 in the same period in 2020, an increase of $347,147 or 25%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Policyholder reserves increased to $2,332,241 in the six months ended June 30, 2021, compared to $1,612,693 in 2020, an increase of $719,548 or 45%. The growth in reserves is the result of increased pre-need premiums.

Policyholder reserves increased to $1,145,738 in the three months ended June 30, 2021, compared to $689,445 in 2020, an increase of $456,293 or 66%. The growth in reserves is the result of increased pre-need premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $373,461 in the six months ended June 30, 2021, compared to $371,570 in 2020, an increase of $1,891 or 1%.

        Commissions, net of deferrals, were $194,253 in the three months ended June 30, 2021, compared to $164,614 in 2020, an increase of $29,639 or 18%. This increase is due to an increase in premium.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $554,865 in the six months ended June 30, 2021, compared to $747,372 in 2020, a decrease of $192,507 or 26%. As a result of the Covid-19 pandemic and the resulting historic low interest rates, the Company reassessed its DAC assumptions regarding reinvestment rates. As a result, the Company reduced its DAC balance by $430,000 in the first quarter of 2020 to reflect the current reinvestment environment and the uncertainty of interest rates. Additionally, the Company began amortizing costs deferred in conjunction with its 2020 ALSC Agreement.

The amortization of DAC was $284,808 in the three months ended June 30, 2021, compared to $172,162 in 2020, an increase of $112,646 or 65%. The increase is driven by amortization related thes 2020 ALSC Agreement.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $46,210 in the six months ended June 30, 2021 compared to $10,151 in 2020. In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $23,105 in the three months ended June 30, 2021 compared to $5,075 in 2020.

Salaries and benefits: Salaries and benefits were $538,195 for the six months ended June 30, 2021, compared to $517,085 in 2020, an increase of $21,110 or 4%.  The increase was driven by increased employee compensation costs.

Salaries and benefits were $282,167 for the three months ended June 30, 2021, compared to $253,880 in 2020, an increase of $28,287 or 11%. Of this 11% increase, 34% represents healthcare and other team member benefits.

Other expenses: Other operating expenses were $940,820 in the six months ended June 30, 2021, compared to $1,308,903 in 2020, a decrease of $368,083 or 28%. Operating costs were driven lower due primarily to the non-recurrence of two large 2020 expenditures (our pre-paid software asset being recognized as an expense of $250,000 and expenses associated with implementing a new disability reinsurance program totaling $50,000) as well as reduced operating costs in 2021.

Other operating expenses were $485,422 in the three months ended June 30, 2021, compared to $436,658 in 2020, an increase of $48,764 or 11%. The primary driver of the expense increase was building related expenses and actuarial fees.

Net Income: Our net loss was $121,514 in the six months ended June 30, 2021 compared to a net loss of $3,129,743 in 2020, a decrease of $3,008,229. Our net loss per share was $0.02 compared to a net loss per share of $0.40 in 2020, basic and diluted. Our net income was $214,703 in the three months ended June 30, 2021 compared to a net loss of $426,372 in 2020, an increase of $641,075. Our net income per share was $0.03 compared to a net loss per share of $0.06 in 2020, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $118,435,793 as of June 30, 2021, an increase of $3,048,697 or 3% from December 31, 2020. This is primarily the result of growth in our cash and cash equivalents.

Available for sale fixed maturity securities: As of June 30, 2021, we had available for sale fixed maturity assets of $37,006,257, a decrease of $671,321 or 2% from the December 31, 2020 balance of $37,677,578. The decrease is driven by a decrease in the market value of these securities. If we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.

Equity securities, at fair value: As of June 30, 2021, we had equity assets of $9,307,339, an increase of $85,765 or 1% from the December 31, 2020 balance of $9,221,574. This increase is the result of normal investment activity.

Mortgage loans on real estate: As of June 30, 2021, we had mortgage loans on real estate of $2,696,973 a decrease of $469,163 or 15% from the December 31, 2020 balance of $3,166,136. The decrease is the result of mortgage loans paying off in the second quarter.

Funds withheld under coinsurance agreement, at fair value: As of June 30, 2021, we had funds withheld assets of $47,798,209, an increase of $968,133 or 2% from the December 31, 2020 balance of $46,830,076. The growth represents investment returns in the funds withheld account.

Policy loans: As of June 30, 2021, our policy loans were $163,788, an increase of $63 or 0% from the December 31, 2020 balance of $163,725. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of June 30, 2021, we had real estate assets of $1,417,848 related to the purchase of our home office building, an increase of $2,105 from the December 31, 2020 balance of $1,415,743. The increase is the result of additional maintenance and improvements offset by depreciation.

Cash and cash equivalents: As of June 30, 2021, we had cash and cash equivalent assets of $8,197,231, an increase of $3,876,472 or 90% from the December 31, 2020 balance of $4,320,759. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of June 30, 2021, our investment income due and accrued was $570,493 compared to $423,036 as of December 31, 2020, an increase of $147,457 or 35%. This increase is attributable to investment activity.

Reinsurance related assets: As of June 30, 2021, our reinsurance related assets were $0 compared to $165,082 as of December 31, 2020, a decrease of $165,082. This decrease is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC agreement.

Deferred acquisition costs, net: As of June 30, 2021, our deferred acquisition costs were $6,772,798 compared to $7,105,890 as of December 31, 2020, a decrease of $333,092 or 5%. The decrease is the amortization of DAC related to our 2020 ALSC agreement.

Value of business acquired, net: As of June 30, 2021 our value of business acquired asset was $2,657,023 compared to $2,703,233 as of December 31, 2020, a decrease of $46,210 or 2%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of June 30, 2021 our property, equipment and software assets were $50,361, an increase of $12,543 from the December 31, 2020 balance of $37,818. This increase is the result of renovation of our home office.

Goodwill: As of June 30, 2021 and December 31, 2020, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $243,257 as of June 30, 2021 and December 31, 2020. No change in the net deferred tax asset was recorded in the first half of 2021.

Other assets: As of June 30, 2021, our other assets were $1,276,674, a decrease of $358,973 or 22% from the December 31, 2020 balance of $1,635,647. This decrease was driven by a receivable balance due to DCLIC paid in the first half of 2021.

Liabilities. Our total liabilities were $101,116,477 as of June 30, 2021, an increase of $4,134,172 or 4% from our December 31, 2020 liabilities of $96,982,305. This increase is driven by growth in our policy liabilities.

Policy liabilities: Our total policy liabilities as of June 30, 2021 were $98,262,193 compared to $93,459,080 as of December 31, 2020, an increase of $4,803,113 or 5%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of June 30, 2021, our accounts payable and accrued expenses were $135,603 compared to $1,507,756 as of December 31, 2020, a decrease of $1,372,153 or 91%. The decrease is driven by the settlement in the first quarter of a payable to ALSC related to the partial termination of our 2017 ALSC Agreement.

Federal Home Loan Bank advance: In October of 2019, the Company took an advance of $1,000,000 from the FHLB of Topeka which was outstanding as of June 30, 2021 and December 31, 2020. In the second quarter of 2020, the Company took two additional advances of $500,000 each, which were outstanding as of June 30, 2021 and December 31, 2020.  The advances were taken to create liquidity and investment opportunities.

Other liabilities: As of June 30, 2021, our other liabilities were $718,681, an increase of $703,212 from the December 31, 2020 balance of $15,469. The increase is the result of securities payable at the end of the second quarter.

Shareholders’ Equity. Our shareholders’ equity was $17,319,316 as of June 30, 2021, a decrease of $1,085,475 or 6% from our December 31, 2020 shareholders’ equity of $18,404,791. The reduction in shareholders’ equity was driven by a decrease in other comprehensive income and our net loss. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio. The decrease in other comprehensive income is the result of higher interest rates which decreases the market value of our fixed maturity securities.  Similarly, lower interest rates would increase the value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments as well as a significant funds withheld investment as a result of the 2020 ALSC Agreement. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$696,403	0.7%	$702,916	0.7%
Corporate bonds	21,781,003	20.5%	22,947,811	22.4%
Municipal bonds	6,924,618	6.5%	6,796,654	6.6%
Redeemable preferred stocks	3,248,738	3.1%	2,990,215	2.9%
Mortgage backed and asset backed securities	4,355,495	4.1%	4,239,982	4.1%
Total fixed maturities	37,006,257	34.8%	37,677,578	36.7%
Mortgage loans	2,696,973	2.5%	3,166,136	3.1%
Equities:
Common stock	7,180,299	6.7%	6,808,944	6.6%
Preferred stock	2,127,040	2.0%	2,412,630	2.4%
Total equities	9,307,339	8.7%	9,221,574	9.0%
Funds withheld	47,798,209	44.9%	46,830,076	45.6%
Real estate, net of depreciation	1,417,848	1.3%	1,415,743	1.4%
Cash and cash equivalents	8,197,231	7.7%	4,320,759	4.2%
Total	$106,423,857	100.0%	$102,631,866	100.0%

The total value of our investments and cash and cash equivalents increased to $106,423,857 as of June 30, 2021 from $102,631,866 at December 31, 2020, an increase of $3,791,991. Increases in investments are primarily attributable to growth in our cash balances..

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$1,237,630	3.3%	$1,160,359	3.1%
AA	8,590,922	23.2%	8,219,481	21.8%
A	8,331,094	22.5%	8,587,743	22.8%
BBB	15,458,027	41.8%	16,060,510	42.6%
BB	3,112,498	8.5%	3,462,685	9.2%
Not Rated - Private Placement	276,086	0.7%	186,800	0.5%
Total	$37,006,257	100.0%	$37,677,578	100.0%

The amortized cost and fair value of debt securities as of June 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$323,963	$326,262	$373,590	$379,823
After one year through five years	1,482,653	1,566,525	1,540,931	1,641,749
After five years through ten years	2,886,710	3,274,412	2,887,066	3,379,930
More than 10 years	21,800,014	24,234,825	21,892,891	25,045,879
Redeemable preferred stocks	3,181,397	3,248,738	2,900,330	2,990,215
Mortgage backed and asset backed securities	4,337,681	4,355,495	4,189,710	4,239,982
Total amortized cost and fair value	$34,012,418	$37,006,257	$33,784,518	$37,677,578

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

Premium income, deposits to policyholder account balances, investment income, and capital raising are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. As a member of the Federal Home Loan Bank, USALSC has immediate access to additional cash liquidity, if needed.

Net cash provided by operating activities was $2,246,808 for the six months ended June 30, 2021. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $654,180. The primary source of cash was from proceeds from repayments and maturities. Cash provided by financing activities was $975,484. The primary sources of cash were receipts on deposit-type contracts.

At June 30, 2021, we had cash and cash equivalents totaling $8,197,231. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required and does not provide disclosure pursuant to this item.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six and three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2021, the Company issued 2,831 shares of common stock, for aggregate consideration of $19,817, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares are sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

3.2.1

Amendment No. 1. to the Bylaws of US Alliance Corporation, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 9, 2017 (File No. 000-55627), is incorporated herein by reference as Exhibit 3.2.1.

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extention Presentation

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

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

US Alliance
Corporation
(Registrant)

Date	August 13, 2021

By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman