Form 10-Q
period 2021-09-30
US Alliance Corp
filed 2021-11-12
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

Common stock, $0.10 par value

7,745,404 shares outstanding

as of October 26, 2021

1.	FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $35,106,990 and $33,784,518 as of September 30, 2021 and December 31, 2020, respectively)	$37,891,596	$37,677,578
Equity securities, at fair value	9,722,640	9,221,574
Mortgage loans on real estate	3,775,432	3,166,136
Funds withheld under coinsurance agreement, at fair value	48,074,917	46,830,076
Policy loans	178,545	163,725
Real estate, net of depreciation	1,410,493	1,415,743
Total investments	101,053,623	98,474,832

Cash and cash equivalents	7,678,829	4,320,759
Investment income due and accrued	632,825	423,036
Reinsurance related assets	-	165,082
Deferred acquisition costs, net	6,533,590	7,105,890
Value of business acquired, net	2,633,918	2,703,233
Property, equipment and software, net	95,194	37,818
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	243,257	243,257
Other assets	662,049	1,635,647
Total assets	$119,810,827	$115,387,096

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$75,107,753	$72,082,207
Policyholder benefit reserves	24,451,244	21,158,568
Dividend accumulation	118,943	116,127
Advance premiums	127,046	102,178
Total policy liabilities	99,804,986	93,459,080

Accounts payable and accrued expenses	151,668	1,507,756
Federal Home Loan Bank advance	2,000,000	2,000,000
Other liabilities	839,290	15,469
Total liabilities	102,795,944	96,982,305

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,745,404 and 7,741,487 shares as of September 30, 2021 and December 31, 2020, respectively	774,541	774,150
Additional paid-in capital	22,964,592	23,063,273
Accumulated deficit	(9,185,872)	(8,997,507)
Accumulated other comprehensive income	2,461,622	3,564,875
Total shareholders' equity	17,014,883	18,404,791

Total liabilities and shareholders' equity	$119,810,827	$115,387,096

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Income:
Premium income	$9,212,137	$7,631,621	$2,860,039	$2,547,843
Net investment income	4,143,127	2,322,169	1,511,555	1,066,158
Net investment gains (losses)	(202,742)	(437,085)	(276,532)	922,020
Other income	237,901	48,232	80,497	20,524
Total income	13,390,423	9,564,937	4,175,559	4,556,545

Expenses:
Death claims	1,702,615	1,316,831	600,819	394,175
Policyholder benefits	4,783,193	3,949,421	1,334,405	1,301,716
Increase in policyholder reserves	3,310,238	2,574,776	977,997	962,083
Commissions, net of deferrals	542,536	536,257	169,075	164,687
Amortization of deferred acquisition costs	916,698	757,333	361,833	9,961
Amortization of value of business acquired	69,315	15,227	23,105	5,076
Salaries & benefits	890,615	780,626	352,421	263,541
Other operating expenses	1,363,578	1,692,054	422,753	383,151
Total expense	13,578,788	11,622,525	4,242,408	3,484,390

Net income (loss)	$(188,365)	$(2,057,588)	$(66,849)	$1,072,155

Net income (loss) per common share, basic and diluted	$(0.02)	$(0.27)	$(0.01)	$0.14

Unrealized net holding gains (losses) arising during the period	(987,801)	1,819,318	(201,627)	571,875
Reclassification adjustment for gains included in net income (loss)	(115,452)	(68,846)	(2,403)	(9,157)

Other comprehensive income (loss)	(1,103,253)	1,750,472	(204,030)	562,718

Comprehensive income (loss)	$(1,291,618)	$(307,116)	$(270,879)	$1,634,873

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Nine Months and Three Months Ended September 30, 2021 and 2020

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	7,354	736	50,742	-	-	51,478
Costs associated with common stock issued	-	-	(144,863)	-	-	(144,863)
Other comprehensive income	-	-	-	1,750,472	-	1,750,472
Net loss	-	-	-	-	(2,057,588)	(2,057,588)
Balance, September 30, 2020	7,741,358	$774,137	$23,116,136	$4,079,967	$(11,494,544)	$16,475,696

Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	3,917	391	27,028	-	-	27,419
Costs associated with common stock issued	-	-	(125,709)	-	-	(125,709)
Other comprehensive loss	-	-	-	(1,103,253)	-	(1,103,253)
Net loss	-	-	-	-	(188,365)	(188,365)
Balance, September 30, 2021	7,745,404	$774,541	$22,964,592	$2,461,622	$(9,185,872)	$17,014,883

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, June 30, 2020	7,741,229	$774,124	$23,161,098	$3,517,249	$(12,566,699)	$14,885,772
Common stock issued, $7 per share	129	13	890	-	-	903
Costs associated with common stock issued	-	-	(45,852)	-	-	(45,852)
Other comprehensive income	-	-	-	562,718	-	562,718
Net income	-	-	-	-	1,072,155	1,072,155
Balance, September 30, 2020	7,741,358	$774,137	$23,116,136	$4,079,967	$(11,494,544)	$16,475,696

Balance, June 30, 2021	7,745,404	$774,541	$22,998,144	$2,665,652	$(9,119,023)	$17,319,314
Common stock issued, $7 per share	-	-	-	-	-	-
Costs associated with common stock issued	-	-	(33,552)	-	-	(33,552)
Other comprehensive loss	-	-	-	(204,030)	-	(204,030)
Net loss	-	-	-	-	(66,849)	(66,849)
Balance, September 30, 2021	7,745,404	$774,541	$22,964,592	$2,461,622	$(9,185,872)	$17,014,883

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Cash Flows from operating activities:
Net loss	$(188,365)	$(2,057,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,912	7,678
Net (gains) losses realized on the sale of securities	(218,013)	172,351
Unrealized (gains) losses on equity securities	(63,119)	126,205
Change in fair value of funds withheld embedded derivative	483,874	138,529
Amortization of investment securities, net	134,482	100,026
Deferred acquisition costs capitalized	(338,108)	(591,987)
Deferred acquisition costs amortized	916,698	757,333
Value of business acquired amortized	69,315	15,227
Interest credited on deposit type contracts	1,257,102	811,403
(Increase) decrease in operating assets:
Change in funds withheld	(1,982,017)	(518,388)
Investment income due and accrued	(209,789)	(48,980)
Reinsurance related assets	(42,598)	189,532
Other assets	1,209,724	130,235
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	3,292,676	2,595,292
Dividend Accumulation	2,816	(7,833)
Advance premiums	24,868	43,706
Other liabilities	823,821	165,790
Accounts payable and accrued expenses	(1,356,088)	20,541
Net cash provided by operating activities	3,843,191	2,049,072

Cash Flows from investing activities:
Purchase of fixed income investments	(2,450,108)	(2,496,725)
Purchase of equity investments	(948,197)	(5,013,668)
Purchase of mortgage investments	(2,254,095)	(2,317,153)
Proceeds from fixed income sales and repayments	1,304,582	1,928,744
Proceeds from equity sales	422,035	3,437,262
Proceeds from mortgage repayments	1,644,799	5,223
Transfers from (to) funds withheld	200,000	(4,391,824)
Interest on policy loans	-	(8,934)
Increase in policy loans	(14,820)	(35,861)
Purchase of property, equipment and software	(78,037)	-
Net cash used in investing activities	(2,173,841)	(8,892,936)

Cash Flows from financing activities:
Receipts on deposit-type contracts	3,210,990	5,883,499
Withdrawals on deposit-type contracts	(1,423,980)	(1,440,545)
Proceeds from FHLB advance	-	1,000,000
Proceeds received from issuance of common stock, net of costs of issuance	(98,290)	(93,385)
Net cash provided by financing activities	1,688,720	5,349,569

Net increase (decrease) in cash and cash equivalents	3,358,070	(1,494,295)

Cash and Cash Equivalents:
Beginning	4,320,759	6,678,805
Ending	$7,678,829	$5,184,510

See Notes to Consolidated Financial Statements. (unaudited)

US Alliance Corporation
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$1,370,136	$47,097,503
Funds withheld assumed withdrawals on deposit-type contracts	(1,388,702)	86,229
Commissions and expense allowances deducted from funds withheld	(936,355)	6,808,484

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

The results of operation for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2020.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2021, and December 31, 2020, USAC had 7,745,404 and 7,741,487 common shares issued and outstanding, respectively.

Income (loss) per share attributable to USAC’s common stockholders was computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the nine months ended September 30, 2021 and 2020 were 7,742,894 and 7,738,179 shares, respectively. The weighted average number of shares outstanding during the three months ended September 30, 2021 and 2020 were 7,745,404 and 7,741,272 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net income (loss) per common share is the same for the nine months and three months ended September 30, 2021 and 2020.

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

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance (Accounting Standards Update 2019-12) for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for the quarters ending and after March 31, 2021. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.  Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$577,795	$124,964	$-	$702,759
Corporate bonds	19,569,139	2,145,250	(194,441)	21,519,948
Municipal bonds	6,311,889	669,965	(15,738)	6,966,116
Redeemable preferred stock	3,071,658	54,358	(1,377)	3,124,639
Mortgage backed and asset backed securities	5,576,509	37,054	(35,429)	5,578,134
Total available for sale	$35,106,990	$3,031,591	$(246,985)	$37,891,596

	December 31, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$574,935	$127,981	$-	$702,916
Corporate bonds	20,126,836	2,821,508	(533)	22,947,811
Municipal bonds	5,992,707	804,443	(496)	6,796,654
Redeemable preferred stock	2,900,330	90,085	(200)	2,990,215
Mortgage backed and asset backed securities	4,189,710	50,274	(2)	4,239,982
Total available for sale	$33,784,518	$3,894,291	$(1,231)	$37,677,578

The amortized cost and fair value of debt securities as of September 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$274,728	$275,215	$373,590	$379,823
After one year through five years	1,500,272	1,582,461	1,540,931	1,641,749
After five years through ten years	2,911,714	3,264,721	2,887,066	3,379,930
More than 10 years	21,772,109	24,066,426	21,892,891	25,045,879
Redeemable preferred stocks	3,071,658	3,124,639	2,900,330	2,990,215
Mortgage backed and asset backed securities	5,576,509	5,578,134	4,189,710	4,239,982
Total amortized cost and fair value	$35,106,990	$37,891,596	$33,784,518	$37,677,578

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the nine months ended September 30, 2021 and 2020 were $3,371,416 and $5,371,229, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2021	2020
Gross gains	$218,411	$119,173
Gross losses	(398)	(291,524)
Net realized gains (losses)	$218,013	$(172,351)

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended September 30, 2021 and 2020 were $460,583 and $766,220, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2021	2020
Gross gains	$2,400	$54,266
Gross losses	-	(1,739)
Net realized gains (losses)	$2,400	$52,527

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2021
	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$4,428,031	$(194,441)	$-	$-	$4,428,031	$(194,441)
Municipal bonds	1,028,561	(15,738)	-	-	1,028,561	(15,738)
Redeemable preferred stock	540,975	(1,377)	-	-	540,975	(1,377)
Mortgage backed and asset backed securities	3,605,242	(35,429)	-	-	3,605,242	(35,429)
Total fixed maturities	$9,602,808	$(246,985)	$-	$-	$9,602,808	$(246,985)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2020
Available for sale:
Fixed maturities:
Corporate bonds	$210,625	$(2)	$49,438	$(531)	$260,063	$(533)
Municipal bonds	47,249	(496)	-	-	47,249	(496)
Redeemable preferred stock	77,918	(200)	-	-	77,918	(200)
Mortgage backed and asset backed securities	309,144	(2)	-	-	309,144	(2)
Total fixed maturities	$644,936	$(700)	$49,438	$(531)	$694,374	$(1,231)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of September 30, 2021 was 62, which represented an unrealized loss of $246,985 of the aggregate carrying value of those securities. The 62 securities breakdown as follows: 29 bonds, 31 mortgage and asset backed securities, and 2 redeemable preferred stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of September 30, 2021 and December 31, 2020.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Commercial mortgage loans by property type
Student housing	$-	$781,512
Condominium	2,003,705	1,874,445
Multi-property	1,235,750	332,195
Multi-family	535,977	177,984
Total commercial mortgages	$3,775,432	$3,166,136

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Loan to value ratio
Over 60 to 70%	$2,003,705	$1,874,445
Over 40 to 50%	340,667	-
Over 30 to 40%	195,310	177,984
Over 10 to 30%	1,235,750	1,113,707
Total	$3,775,432	$3,166,136

The Company’s mortgage loans by maturity date as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Maturity Date
One year or less	$2,199,015	$2,393,900
After one year through five years	1,576,417	772,236
Total	$3,775,432	$3,166,136

The Company had no mortgage loans that were on non-accrued status as of September 30, 2021 and December 31, 2020.  The were no mortgage loans delinquent on payments due the Company as of September 30, 2021 and December 31, 2020.  In addition, the Company did not establish a valuation allowance on any mortgage loans.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Fixed maturities	$834,464	$889,563
Mortgages	281,718	61,438
Equity securities	453,809	487,777
Funds withheld	2,675,956	962,023
Cash and cash equivalents	1,285	12,240
	4,247,232	2,413,041
Less investment expenses	(104,105)	(90,872)
	$4,143,127	$2,322,169

The components of net investment income for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Fixed maturities	$280,823	$272,145
Mortgages	92,459	55,587
Equity securities	151,168	198,327
Funds withheld	1,026,680	597,990
Cash and cash equivalents	417	864
	1,551,547	1,124,913
Less investment expenses	(39,992)	(58,755)
	$1,511,555	$1,066,158

Net Investment Gains (Losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2021, net investment losses is comprised of $63,119 of unrealized gains on our equity portfolio, net realized gains of $218,013, and a loss on the change in the fair value of our embedded derivative on funds withheld of $483,874. For the nine months ended September 30, 2020, net investment losses is comprised of $126,205 of unrealized losses on our equity portfolio, net realized losses of $172,351, and a loss on the change in the fair value of our embedded derivative on funds withheld of $138,529. For the three months ended September 30, 2021, net investment losses is comprised of $40,178 of unrealized losses on our equity portfolio, net realized gains of $2,400, and a loss on the change in the fair value of our embedded derivative on funds withheld of $238,754. For the three months ended September 30, 2020, net investment gains is comprised of $730,964 of unrealized gains on our equity portfolio, net realized gains of $52,527 and a gain on the change in the fair value of our embedded derivative on funds withheld of $138,529.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 3.     Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	September 30, 2021		December 31, 2020

	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$169,420	$-	$653,294	$-	Funds withheld

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Period Ending	Period Ending	Balance
	September 30, 2021	September 30, 2020	Reported In
	(unaudited)
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$(483,874)	$(138,529)	Net investment losses

Note 4.     Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 inputs are unobservable for the asset or liability and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Available for sale fixed maturities: Fair values of available for sale fixed maturity securities are provided by a third party pricing service. The pricing service uses a variety of sources to determine fair value of securities. The Company’s fixed maturity securities are highly liquid, which allows for a high percentage of the portfolio to be priced through pricing sources.

Equity securities: Fair values for equity securities are also provided by a third party pricing service and are derived from active trading on national market exchanges.

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s fund withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three and nine months ended September 30, 2021 and 2020.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$702,759	$702,759	$-	$-
Corporate bonds	21,519,948	-	21,338,348	181,600
Municipal bonds	6,966,116	-	6,966,116	-
Redeemable preferred stock	3,124,639	-	3,124,639	-
Mortgage backed and asset backed securities	5,578,134	-	5,578,134	-
Total fixed maturities	37,891,596	702,759	37,007,237	181,600
Equities:
Common stock	7,254,692	7,161,792	92,900	-
Preferred stock	2,467,948	-	2,467,948	-
Total equities	9,722,640	7,161,792	2,560,848	-
Funds withheld embedded derivative	169,420	-	-	169,420
Total	$47,783,656	$7,864,551	$39,568,085	$351,020

	December 31, 2020
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$702,916	$702,916	$-	$-
Corporate bonds	22,947,811	-	22,761,011	186,800
Municipal bonds	6,796,654	-	6,796,654	-
Redeemable preferred stock	2,990,215	-	2,990,215	-
Mortgage backed and asset backed securities	4,239,982	-	4,239,982	-
Total fixed maturities	37,677,578	702,916	36,787,862	186,800
Equities:
Common stock	6,808,944	6,717,144	91,800	-
Preferred stock	2,412,630	-	2,412,630	-
Total equities	9,221,574	6,717,144	2,504,430	-
Funds withheld embedded derivative	653,294	-	-	653,294
Total	$47,552,446	$7,420,060	$39,292,292	$840,094

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Nine Months Ended September 30, 2021	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$186,800	$653,294
Principal payment	(5,200)	-
Investment related losses	-	(483,874)
Fair value, end of period	$181,600	$169,420

For the Three Months Ended September 30, 2021	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$186,800	$408,174
Principal payment	(5,200)	-
Investment related losses	-	(238,754)
Fair value, end of period	$181,600	$169,420

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,678,829	$7,678,829	$7,678,829	$-	$-
Mortgage loans on real estate	3,775,432	3,775,432	-	-	3,775,432
Investment income due and accrued	632,825	632,825	-	-	632,825
Funds withheld	47,905,497	48,074,917	-	-	48,074,917
Policy loans	178,545	178,545	-	-	178,545
Total Financial Assets (excluding available for sale investments)	$60,171,128	$60,340,548	$7,678,829	$-	$52,661,719

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	75,107,753	75,973,181	-	-	75,973,181
Total Financial Liabilities	$77,107,753	$77,973,181	$-	$-	$77,973,181

	December 31, 2020

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,320,759	$4,320,759	$4,320,759	$-	$-
Mortgage loans on real estate	3,166,136	3,166,136	-	-	3,166,136
Investment income due and accrued	423,036	423,036	-	-	423,036
Funds withheld	46,176,782	46,830,076	-	-	46,830,076
Policy loans	163,725	163,725	-	-	163,725
Total Financial Assets (excluding available for sale investments)	$54,250,438	$54,903,732	$4,320,759	$-	$50,582,973

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	72,082,207	74,351,806	-	-	74,351,806
Total Financial Liabilities	$74,082,207	$76,351,806	$-	$-	$76,351,806

Note 5.   Income Tax Provision

No income tax expense or (benefit) has been reflected for the nine or three months ended September 30, 2021 and 2020 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset. The difference between the reported amount of income tax expense and the amount expected based upon statutory rates is primarily due to the increase in the valuation allowance on deferred taxes.

The net operating loss carryforwards for the Company are $10,054,432 as of December 31, 2020 and estimated to be $10,500,000 as of September 30, 2021. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $243,257 as of September 30, 2021 and December 31, 2020.

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

The Company has evaluated subsequent events through November 12, 2021, the date on which the consolidated financial statements were issued.  On October 31, 2021, Kurt Scott resigned from the board of directors and as chair of the audit committee.  On November 3, 2021, John Helms, CPA, was appointed to the board directors and as chair of the audit committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, including those relating to the COVID-19 pandemic, and many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

On August 1, 2017, USAC merged with Northern Plains Capital Corporation with USAC being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company which became a wholly owned subsidiary of USALSC.

On December 14, 2018, USALSC acquired Great Western Life Insurance Company. Great Western Life Insurance Company was renamed US Alliance Life and Security Company – Montana and is a subsidiary of USALSC.

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into a coinsurance agreement with American Life and Security Corporation ("ALSC") to assume 100% of a certain block of life insurance policies from ALSC (the “2017 ALSC Agreement”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies. As of December 31, 2020, the Company had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020, USALSC entered into an agreement with ALSC to amend the 2017 ALSC Agreement, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ASLC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which is recorded in other income.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgages, and equity securities. Available for sale fixed maturity securities are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income. Our fixed income investment managers, New England Asset Management, Inc. and 1505 Capital LLC, utilize external independent third-party pricing services to determine the fair values of investment securities available for sale.

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

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of income.  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement, the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended), which is currently anticipated to be achieved in the fourth quarter of 2021.   The Company will record the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement.

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

On October 11, 2018 USALSC entered into a stock purchase agreement with Great Western Insurance Company to acquire Great Western Life Insurance Company. The transaction closed on December 14, 2018. USALSC paid $500,000 to acquire all of the outstanding shares of GWLIC.

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

Discussion of Consolidated Results of Operations

Revenues. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the nine months ended September 30, 2021 and 2020 are summarized in the table below.

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Income:
Premium income	$9,212,137	$7,631,621
Net investment income	4,143,127	2,322,169
Net investment losses	(202,742)	(437,085)
Other income	237,901	48,232
Total income	$13,390,423	$9,564,937

Our 2021 first nine months total income increased to $13,390,423, an increase of $3,825,486 or 40% from the 2020 first nine months total income of $9,564,937. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income.

Insurance revenues for the three months ended September 30, 2021 and 2020 are summarized in the table below.

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Income:
Premium income	$2,860,039	$2,547,843
Net investment income	1,511,555	1,066,158
Net investment gains (losses)	(276,532)	922,020
Other income	80,497	20,524
Total income	$4,175,559	$4,556,545

Our 2021 third quarter total income decreased to $4,175,559, a decrease of $380,986 or 8% from the 2020 third quarter total income of $4,556,545.

Premium income: Premium income for the first nine months of 2021 was $9,212,137 compared to $7,631,621 in the first nine months of 2020, an increase of $1,580,516 or 21%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the nine months ended September 30, 2021 and 2020 are summarized in the following table.

	Nine Months Ended September 30,
	2021	2020

Direct	$6,797,910	$4,765,909
Assumed	3,237,210	3,565,753
Ceded	(822,983)	(700,041)
Total	$9,212,137	$7,631,621

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium income for the third quarter of 2021 was $2,860,039 compared to $2,547,843 in the third quarter of 2020, an increase of $312,196 or 12%. The increase was driven by an increase in direct single and recurring premiums. Ceded premiums reflect the cost paid to reinsurers to cap the individual claim exposure on our individual and group policies.  Even though it is a reduction in revenue, ceded premium increases reflect the growth of our direct premium on those lines of business where reinsurance is deployed to reduce our overall risk.

Direct, assumed and ceded premiums for the three months ended September 30, 2021 and 2020 are summarized in the following table.

	Three Months ended September 30,
	2021	2020
	(unaudited)
Direct	$2,299,893	$1,824,908
Assumed	864,855	955,873
Ceded	(304,709)	(232,938)
Total	$2,860,039	$2,547,843

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Fixed maturities	$834,464	$889,563
Mortgages	281,718	61,438
Equity securities	453,809	487,777
Funds withheld	2,675,956	962,023
Cash and cash equivalents	1,285	12,240
	4,247,232	2,413,041
Less investment expenses	(104,105)	(90,872)
	$4,143,127	$2,322,169

Net investment income for the first nine months of 2021 was $4,143,127, compared to $2,322,169 in 2020, an increase of $1,820,958 or 78%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

The components of net investment income for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Fixed maturities	$280,823	$272,145
Mortgages	92,459	$55,587
Equity securities	151,168	198,327
Funds withheld	1,026,680	597,990
Cash and cash equivalents	417	864
	1,551,547	1,124,913
Less investment expenses	(39,992)	(58,755)
	$1,511,555	$1,066,158

Net investment income for the third quarter of 2021 was $1,511,555, compared to $1,066,158 in 2020, an increase of $445,397 or 42%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

Net investments gains (losses): Net investment losses for the nine months ended September 30, 2021 were $202,742, compared to losses of $437,085 for the same period in 2020, a decrease of $234,343. The decrease in net investment losses is attributable to 2020 being impacted by the COVID-19 pandemic. Net investment losses for the nine months ended September 30, 2021 were comprised of $420,755 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $218,013. Net investment losses for the nine months ended September 30, 2020 were comprised of $264,734 of unrealized losses in our equity portfolio and funds withheld asset and realized losses of $172,351. Realized gains and losses related to the sale of securities for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2021	2020
Gross gains	$218,411	$119,173
Gross losses	(398)	(291,524)
Realized gains (losses)	$218,013	$(172,351)

Net investment losses for the three months ended September 30, 2021 were $276,532, compared to gains of $922,020 for the same period in 2020, a decrease of $1,198,552. The decrease in net investment gains is attributable to 2020 being impacted by the COVID-19 pandemic market recovery. Net investment losses for the three months ended September 30, 2021 were comprised of $278,932 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $2,400. Net investment gains for the three months ended September 30, 2020 were comprised of $869,493 of unrealized gains in our equity portfolio and funds withheld asset and realized gains of $52,527. Realized gains and losses related to the sale of securities for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2021	2020
Gross gains	$2,400	$54,266
Gross losses	-	(1,739)
Net security gains	$2,400	$52,527

Other income: Other income for the nine months ended September 30, 2021 was $237,901 compared to $48,232 in the same period in 2020, an increase of $189,669. The increase in other income is the result of rent collected from a building acquired in 2020.

Other income for the three months ended September 30, 2021 was $80,497 compared to $20,524 in the same period in 2020, an increase of $59,973. The increase in other income is the result of rent collected from a building acquired in 2020.

Expenses. Expenses for the nine months ended September 30, 2021 and 2020 are summarized in the table below.

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Expenses:
Death claims	$1,702,615	$1,316,831
Policyholder benefits	4,783,193	3,949,421
Increase in policyholder reserves	3,310,238	2,574,776
Commissions, net of deferrals	542,536	536,257
Amortization of deferred acquisition costs	916,698	757,333
Amortization of value of business acquired	69,315	15,227
Salaries & benefits	890,615	780,626
Other operating expenses	1,363,578	1,692,054
Total expense	$13,578,788	$11,622,525

Expenses for the three months ended September 30, 2021 and 2020 are summarized in the table below.

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Expenses:
Death claims	$600,819	$394,175
Policyholder benefits	1,334,405	1,301,716
Increase in policyholder reserves	977,997	962,083
Commissions, net of deferrals	169,075	164,687
Amortization of deferred acquisition costs	361,833	9,961
Amortization of value of business acquired	23,105	5,076
Salaries & benefits	352,421	263,541
Other operating expenses	422,753	383,151
Total expense	$4,242,408	$3,484,390

Death and other benefits: Death benefits were $1,702,615 in the nine months ended September 30, 2021 compared to $1,316,831 for the same period in 2020, an increase of $385,784 or 29%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Death benefits were $600,819 in the three months ended September 30, 2021 compared to $394,175 for the same period in 2020, an increase of $206,644 or 52%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $4,783,193 in the nine months ended September 30, 2021 compared to $3,949,421 in the same period in 2020, an increase of $833,772 or 21%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Policyholder benefits were $1,334,405 in the three months ended September 30, 2021 compared to $1,301,716 in the same period in 2020, an increase of $32,689 or 3%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Policyholder reserves increased to $3,310,238 in the nine months ended September 30, 2021, compared to $2,574,776 in 2020, an increase of $735,462 or 29%. The growth in reserves is the result of increased pre-need premiums.

Policyholder reserves increased to $977,997 in the three months ended September 30, 2021, compared to $962,083 in 2020, an increase of $15,914 or 2%. The growth in reserves is the result of increased pre-need premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $542,536 in the nine months ended September 30, 2021, compared to $536,257 in 2020, an increase of $6,279 or 1%.

Commissions, net of deferrals, were $169,075 in the three months ended September 30, 2021, compared to $164,687 in 2020, an increase of $4,388 or 3%. This increase is due to an increase in premium.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $916,698 in the nine months ended September 30, 2021, compared to $757,333 in 2020, an increase of $159,365 or 21%. The increase is driven by the amortization of costs deferred in conjunction with the 2020 ALSC Agreement. The increase in single pay pre-need policies, where commissions are deferred and immediately amortized, also contributed to this increase.

The amortization of DAC was $361,833 in the three months ended September 30, 2021, compared to $9,961 in 2020, an increase of $351,872. The increase is driven by a reduction in 2020 amortization on the 2020 ALSC Agreement to reflect the investment ramp up period on this block of policies.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $69,315 in the nine months ended September 30, 2021 compared to $15,227 in 2020. In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $23,105 in the three months ended September 30, 2021 compared to $5,076 in 2020.

Salaries and benefits: Salaries and benefits were $890,615 for the nine months ended September 30, 2021, compared to $780,626 in 2020, an increase of $109,989 or 14%. The increase was driven by increased employee compensation costs and additional team members.

Salaries and benefits were $352,421 for the three months ended September 30, 2021, compared to $263,541 in 2020, an increase of $88,880 or 34%.  Of this 34% increase, 51% represents healthcare and other team member benefits.

Other expenses: Other operating expenses were $1,363,578 in the nine months ended September 30, 2021, compared to $1,692,054 in 2020, a decrease of $328,476 or 19%. Operating costs were driven lower due primarily to the non-recurrence of two large 2020 expenditures (our pre-paid software asset being recognized as an expense of $250,000 and expenses associated with implementing a new disability reinsurance program totaling $50,000) as well as reduced operating costs in 2021.

Other operating expenses were $422,753 in the three months ended September 30, 2021, compared to $383,151 in 2020, an increase of $39,602 or 10%. The primary driver of the expense increase was building-related expenses.

Net Income: Our net loss was $188,365 in the nine months ended September 30, 2021 compared to a net loss of $2,057,588 in 2020, a decrease of $1,869,223. Our net loss per share was $0.02 compared to a net loss per share of $0.27 in 2020, basic and diluted. Our net loss was $66,849 in the three months ended September 30, 2021 compared to net income of $1,072,155 in 2020, a decrease of $1,139,004. Our net loss per share was $0.01 compared to a net income per share of $0.14 in 2020, basic and diluted.

Discussion of Consolidated Balance Sheets

Assets. Assets have increased to $119,810,827 as of September 30, 2021, an increase of $4,423,731 or 4% from December 31, 2020. This is primarily the result of growth in our cash and cash equivalents and funds withheld asset.

Available for sale fixed maturity securities: As of September 30, 2021, we had available for sale fixed maturity assets of $37,891,596, an increase of $214,018 or 1% from the December 31, 2020 balance of $37,677,578. The increase is driven by purchases of additional fixed maturity securities partially offset by a decrease in the market value of these securities. If we hold our fixed maturity securities to maturity any change in market value is temporary.

Equity securities, at fair value: As of September 30, 2021, we had equity assets of $9,722,640, an increase of $501,066 or 5% from the December 31, 2020 balance of $9,221,574. This increase is the result of normal investment activity.

Mortgage loans on real estate: As of September 30, 2021, we had mortgage loans on real estate of $3,775,432 an increase of $609,296 or 19% from the December 31, 2020 balance of $3,166,136. The increase is the result of acquiring additional mortgage loan participations.

Funds withheld under coinsurance agreement, at fair value: As of September 30, 2021, we had funds withheld assets of $48,074,917, an increase of $1,244,841 or 3% from the December 31, 2020 balance of $46,830,076. The growth represents investment returns in the funds withheld account.

Policy loans: As of September 30, 2021, our policy loans were $178,545, an increase of $14,820 or 9% from the December 31, 2020 balance of $163,725. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of September 30, 2021, we had real estate assets of $1,410,493 related to the purchase of our home office building, a decrease of $5,250 from the December 31, 2020 balance of $1,415,743. The decrease is the result of depreciation.

Cash and cash equivalents: As of September 30, 2021, we had cash and cash equivalent assets of $7,678,829, an increase of $3,358,070 or 78% from the December 31, 2020 balance of $4,320,759. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of September 30, 2021, our investment income due and accrued was $632,825 compared to $423,036 as of December 31, 2020, an increase of $209,789 or 50%. This increase is attributable to investment activity.

Reinsurance related assets: As of September 30, 2021, our reinsurance related assets were $0 compared to $165,082 as of December 31, 2020, a decrease of $165,082. This decrease is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC agreement.

Deferred acquisition costs, net: As of September 30, 2021, our deferred acquisition costs were $6,533,590 compared to $7,105,890 as of December 31, 2020, a decrease of $572,300 or 8%. The decrease is the amortization of DAC related to our 2020 ALSC agreement.

Value of business acquired, net: As of September 30, 2021 our value of business acquired asset was $2,633,918 compared to $2,703,233 as of December 31, 2020, a decrease of $69,315 or 3%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of September 30, 2021 our property, equipment and software assets were $95,194, an increase of $57,376 from the December 31, 2020 balance of $37,818. This increase is the result of renovation of our home office.

Goodwill: As of September 30, 2021 and December 31, 2020, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $243,257 as of September 30, 2021 and December 31, 2020. No change in the net deferred tax asset was recorded in the first nine months of 2021.

Other assets: As of September 30, 2021, our other assets were $662,049, a decrease of $973,598 or 60% from the December 31, 2020 balance of $1,635,647. This decrease was driven by a receivable balance due to DCLIC paid in 2021.

Liabilities. Our total liabilities were $102,795,944 as of September 30, 2021, an increase of $5,813,639 or 6% from our December 31, 2020 liabilities of $96,982,305. This increase is driven by growth in our policy liabilities.

Policy liabilities: Our total policy liabilities as of September 30, 2021 were $99,804,986 compared to $93,459,080 as of December 31, 2020, an increase of $6,345,906 or 7%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of September 30, 2021, our accounts payable and accrued expenses were $151,668 compared to $1,507,756 as of December 31, 2020, a decrease of $1,356,088 or 90%. The decrease is driven by the settlement in the first quarter of a payable to ALSC related to the partial termination of our 2017 ALSC Agreement.

Federal Home Loan Bank advance: As of September 30, 2021 and December 31, 2020, the Company has outstanding advances of $2,000,000 with the Federal Home Loan Bank of Topeka.  The advances were taken to create liquidity and investment opportunities.

Other liabilities: As of September 30, 2021, our other liabilities were $839,290, an increase of $823,821 from the December 31, 2020 balance of $15,469. The increase is the result of securities payable at the end of the third quarter.

Shareholders’ Equity. Our shareholders’ equity was $17,014,883 as of September 30, 2021, a decrease of $1,389,908 or 8% from our December 31, 2020 shareholders’ equity of $18,404,791. The reduction in shareholders’ equity was driven by a decrease in other comprehensive income and our net loss. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio. The decrease in other comprehensive income is the result of higher interest rates which decreases the market value of our fixed maturity securities.  Similarly, lower interest rates would increase the value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments as well as a significant funds withheld investment as a result of the 2020 ALSC Agreement. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$702,759	0.6%	$702,916	0.7%
Corporate bonds	21,519,948	19.8%	22,947,811	22.4%
Municipal bonds	6,966,116	6.4%	6,796,654	6.6%
Redeemable preferred stocks	3,124,639	2.9%	2,990,215	2.9%
Mortgage backed and asset backed securities	5,578,134	5.1%	4,239,982	4.1%
Total fixed maturities	37,891,596	34.8%	37,677,578	36.7%
Mortgage loans	3,775,432	3.5%	3,166,136	3.1%
Equities:
Common stock	7,254,692	6.7%	6,808,944	6.6%
Preferred stock	2,467,948	2.3%	2,412,630	2.4%
Total equities	9,722,640	9.0%	9,221,574	9.0%
Funds withheld	48,074,917	44.3%	46,830,076	45.6%
Real estate, net of depreciation	1,410,493	1.3%	1,415,743	1.4%
Cash and cash equivalents	7,678,829	7.1%	4,320,759	4.2%
Total	$108,553,907	100.0%	$102,631,866	100.0%

The total value of our investments and cash and cash equivalents increased to $108,553,907 as of September 30, 2021 from $102,631,866 at December 31, 2020, an increase of $5,922,041. Increases in investments are primarily attributable to growth in our cash balances.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$1,213,812	3.2%	$1,160,359	3.1%
AA	9,954,974	26.3%	8,219,481	21.8%
A	8,224,810	21.7%	8,587,743	22.8%
BBB	15,191,835	40.1%	16,060,510	42.6%
BB	3,124,565	8.2%	3,462,685	9.2%
Not Rated - Private Placement	181,600	0.5%	186,800	0.5%
Total	$37,891,596	100.0%	$37,677,578	100.0%

The amortized cost and fair value of debt securities as of September 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$274,728	$275,215	$373,590	$379,823
After one year through five years	1,500,272	1,582,461	1,540,931	1,641,749
After five years through ten years	2,911,714	3,264,721	2,887,066	3,379,930
More than 10 years	21,772,109	24,066,426	21,892,891	25,045,879
Redeemable preferred stocks	3,071,658	3,124,639	2,900,330	2,990,215
Mortgage backed and asset backed securities	5,576,509	5,578,134	4,189,710	4,239,982
Total amortized cost and fair value	$35,106,990	$37,891,596	$33,784,518	$37,677,578

Market Risk of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, equity securities, mortgage loans, and funds withheld under the 2020 ALSC Agreement. Each of these investments is subject to market risks that can affect their return and their fair value. A significant percentage of the investments are fixed maturity securities including debt issuances of corporations, US Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk. The Company's investment portfolio, including the creditworthiness and valuation of investment assets, as well as availability of new investments may be adversely affected as a result of market developments related to the COVID-19 pandemic and uncertainty regarding its ultimate severity and duration.

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

Net cash provided by operating activities was $3,843,191 for the nine months ended September 30, 2021. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $2,173,841. The primary use of cash was the purchase of fixed maturity and equity investments. Cash provided by financing activities was $1,688,720. The primary sources of cash were receipts on deposit-type contracts.

At September 30, 2021, we had cash and cash equivalents totaling $7,678,629. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine and three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2021, the Company did not issue any new shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.   OTHER INFORMATION

None

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

10.1*	Employment Agreement dated September 28, 2021 between US Alliance Corporation and Jack Brown, filed as Exhibit 10.1 to the Company's current Report on Form 8-K filed on October 1, 2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.1.

31.1**	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation

101.DEF***	Inline XBRL Taxonomy Extension Definition

101.LAB***	Inline XBRL Taxonomy Extension Labels

101.PRE***	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Manangement or Compensatory Contract

** Filed herewith

***XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

US Alliance
Corporation
(Registrant)
Date	November 12, 2021

By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman