Form 10-K
period 2021-12-31
US Alliance Corp
filed 2022-02-22
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

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

As of February 8, 2022 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of February 8, 2022, 7,746,672 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2022 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

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

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory, and health conditions.

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

USAC has five wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was incorporated June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was incorporated April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was incorporated April 23, 2012 to serve as investment manager for USAC and its subsidiaries. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”). US Alliance Life and Security Company - Montana ("USALSC-Montana"), was acquired December 14, 2018. Both DCLIC and USALSC-Montana are wholly-owned subsidiaries of USALSC. Unless the context otherwise indicates, references in this registration statement to "we", "us", "our", or the "Company" refer collectively to USAC and its subsidiaries.

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

Solid Solutions Term Life Series®, Registered Trademark No. 4,740,828. This simplified issue term life insurance product is designed to provide coverage with a face value of $250,000 or less. This product features limited underwriting and is offered with 10, 20, 25, and 30 year terms.

Sound Solutions Term Life Series®, Registered Trademark No. 4,740,827. This is a fully underwritten term life insurance product designed to provide coverage for higher face amounts. This product features multiple risk classifications and is offered with 15, 20, 25 and 30 year terms.

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

Thoughtful Pre-Need Series®, Registered Trademark No. 4,620,073. This series of products includes a single or multiple pay premium pre-need whole life insurance policy sold by funeral directors who are licensed by the KID in conjunction with a preplanned funeral. This product is typically sold with smaller death benefits than our traditional Pioneer Whole Life.

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

DCLIC received a Certificate of Authority from the North Dakota Insurance Department ("NDID") effective January 24, 2012. DCLIC currently offers the following eight product categories:

Prairie Term Life Series®, Registered Trademark No. 5,266,633. This series of products includes a simplified issue term life insurance product is designed to provide coverage with a face value of $250,000 or less and a fully underwritten term life insurance product designed to provide coverage for higher face amounts.

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

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 62% of 2021 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 23% of 2021 direct premium revenue. Our group products accounted for 15% of 2021 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or its subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2021, USALSC assumed premiums of $4,103,194.

On September 1, 2015, USALSC entered into an agreement to provide certain insurance administrative functions, data processing systems, daily operational services, management consulting, and marketing development to DCLIC. This agreement had an initial term of 60 months (beginning on September 1, 2015), continues month to month after the initial 60 month period, and requires 90-day advance written notice to terminate. In addition, the agreement requires that certain products will be exclusively administered by USALSC and administrative services with respect to such products may not be transferred without our consent. The agreement provides for monthly settlement. On August 1, 2017, DCLIC became a wholly-owned subsidiary of USALSC as described below. Subsequent to the acquisition of DCLIC, this agreement became an intra-company agreement and is eliminated as a part of the consolidation of the financial statements of the companies.

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

On September 30, 2017, USALSC entered into a coinsurance agreement with American Life and Security Corporation ("ALSC”) to assume 100% of a certain block of life insurance policies (the ”2017 ALSC Agreement”). USALSC is also the servicer of this block of policies. USALSC paid a ceding commission of $1,850,000 and received $7,153,663 from ALSC. The 2017 ALSC Agreement will remain in effect until all liabilities associated with this block of policies have been satisfied.

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

On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies.  As of December 31, 2021, the Company had assumed $51.5 million in annuity deposits under the 2020 ALSC Agreement.

On December 31, 2020, DCLIC entered into an assumption agreement with ALSC where it acquired a certain block of life insurance policies (the “ALSC Assumption Agreement”). Under the ALSC Assumption Agreement, DCLIC becomes directly liable to the policyholders of this block of business. DCLIC received assets equaling $9,282,836 and paid a ceding commission of $927,000 to ALSC.

USAC uses the actuarial firm of Miller & Newberg to provide valuation, pricing and illustration actuarial services for USALSC and DCLIC.

Investments – USAC and USAIC contracted in 2013 with New England Asset Management, Inc. (“NEAM”), a Berkshire Hathaway subsidiary, to manage the investments of USALSC and a portion of the investments of USAC. USALSC, DCLIC and USALSC-Montana have investment management agreements with USAIC, who has a sub-advisory agreement with NEAM. DCLIC was added to this agreement on August 1, 2017 and USALSC-Montana was added to this agreement on December 14, 2018. The investment parameters are determined by Kansas law, the KID, the North Dakota Insurance Department, and the Montana Insurance Department, as well as the internal investment policies of USALSC, DCLIC, USALSC-Montana and USAC.

As a part of its 2020 ALSC Agreement, USALSC contracted with 1505 Capital LLC (“1505 Capital”) to provide investment services on the assets, including mortgage loan participations, supporting this agreement.

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

Reporting. The President, CEO, or their respective designees provide monthly reports to the Board of Directors reflecting the securities purchased and sold during the quarter, securities held at the end of the quarter, current benchmarks and an overall evaluation of the portfolio's investment performance.

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

Employees - As of December 31, 2021, USAC and its subsidiaries have twelve full-time employees and one part-time employee.

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

Our emerging growth company status will end at the end of our fiscal year 2022.

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

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $250 million, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company we are not required to:

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

OPERATING RISK - We face the risks inherent in establishing a business, including limited capital, challenging product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand, costs of marketing or advertising and hacking of our administrative systems. There can be no assurance that our life insurance operations will be successful. The likelihood of any success must be considered in light of our history of operations with the accumulated operating losses to date. These risks make it difficult to accurately predict our future revenues or results of operations. Recent changes to accounting guidance have increased the volatility of our operating results. As a result, our financial results fluctuate. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

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

LIQUIDITY RISK – While USAC is considered a public company by the SEC, there is no public market for USAC Common Stock, and there is no assurance that one will develop or be sustained, or that USAC Common Stock will become publicly traded. As noted in the 2015 prospectus and subsequent post-effective amendments which have been filed with the office of the Security Commissioners in Kansas, it may be difficult to sell shares of USAC Common Stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

PROFITABILITY - As is common among small life insurance companies, we have historically incurred significant losses. As of December 31, 2021 we had a consolidated accumulated deficit of $8.6 million. These losses were attributable primarily to costs of administration, the substantial nonrecurring costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy. However, the Company has been profitable in 2019, 2020 and 2021.

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

DILUTION RISK - We continue to conduct additional offerings of our securities to raise additional capital to fund our growth. In February, 2010, we filed a prospectus with the Kansas Securities Commission to register shares of USAC Common Stock and warrants to purchase USAC Common Stock. In February 2015, we filed a Prospectus with the Kansas Securities Commission to register the common stock to be issued upon the exercise of the warrants, and in January 2016, filed a Supplement to the Prospectus to register an additional 1,500,000 shares of USAC Common Stock. This offering has been renewed annually by post-effective amendments to the original 2015 offering. We also commenced a private placement of USAC Common Stock in North Dakota in 2017. Any additional offerings of USAC securities that we may conduct in the future will reduce the ownership percentage of existing shareholders and be accretive to existing stockholder book value.

KEY EXECUTIVE RISK - The loss of services from a key executive could have a material adverse effect on our ability to execute our business plan. This could hamper profitability, response time, productivity, image, reputation and confidence.  USAC has entered into employment agreements with its principal executive officer and principal officer, but such agreements cannot guarantee that such officers may not separate from the Company during the terms of their respective employment agreements or thereafter.  The death or disability of either of our executive officers would also have an adverse effect on the Company.

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

EMERGING GROWTH COMPANY - We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” until the end of fiscal year 2022. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

POTENTIAL ACQUISITION RISK - In addition to our organic growth, we pursue strategic acquisitions of insurance related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economically beneficial to us. In pursuing acquisitions, we compete with other companies, who may have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected.

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

Increased scrutiny has been placed upon the insurance regulatory framework during the past several years, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The National Association of Insurance Commissioners (“NAIC”) and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, may have a material adverse impact on the insurance industry. There is no assurance the regulatory requirements of the departments of insurance of their respective state of domicile or a similar department in any other state in which they may wish to transact business can be satisfied.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The amount of any future assessments to be made from known insolvencies cannot be predicted.

REGULATORY FACTORS RISK – Broad insurance laws in the states in which we do business give insurance regulators broad regulatory authority. Combined with the Dodd-Frank Wall Street Reform and Consumer Protection Act, this authority can allow regulators to interpret and implement additional rules that may take several years to complete. The ultimate outcome of regulatory rulemaking proceedings cannot be predicted with certainty and the regulations promulgated could have a material impact on consolidated financial results or financial condition.

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

COMPETITION RISK - Large life insurance companies who have greater financial resources, longer business histories, and who may have more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution opportunities which makes product distribution difficult to build a small company.

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

INTEREST RATE RISK - Spread is the difference between the amounts that the insurance company is required to pay under the contracts and the amounts the insurance company is able to earn on its investments intended to support its obligations under the contracts. Interest rate fluctuations could impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Annuity products expose the risk that changes in interest rates will reduce any spread. Spread is a key component of net income.

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

COVID-19 RISK - The outbreak and world-wide spread of the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial market, and the prolonged impact of COVID-19 could affect various aspects of our business.  Following the initial outbreak of the virus, virtually all of USAC's operations were for performed by employees working remotely.  We have returned to in-office work, other than occasional temporary office closures due to exposures, and two employees who work remotely due to their geographic locations.  While we have not experienced significant disruptions to our business, we have experienced higher claims on our life insurance products in 2021, which may be due in part to the COVID-19 pandemic.  In addition, our investment portfolio may be adversely affected as a result of uncertaintly surrounding the pandemic and its outcome.  While we have taken precautionary measures we deem appropriate in response to the COVID-19 pandemic, the prolonged impact of COVID-19 could negatively affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

USAC and its subsidiaries share offices located at 1303 SW First American Place, Suite 200, Topeka, Kansas 66604 in a building purchased by DCLIC on November 15, 2020. Prior to moving into 1303 SW First American Place, USAC and its subsidiaries rented space at 4123 SW Gage Center Dr, Suite 240, Topeka, KS 66604. No rent was paid for the year ended December 31, 2021 and $37,824 was paid for the year ended December 31, 2020.

DCLIC’s lease expired on September 30, 2021 on its office at 107 W. Main Avenue, Suite 325, Bismarck, North Dakota, 58501, and was not renewed as employees in that office were converted to remote work. The lease rate for this location was $939 per month for the lease year beginning October 1, 2020. The Company paid $7,546 and $10,322 in rent for this location in 2021 and 2020, respectively.

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

As of December 31, 2021, we had issued and outstanding 7,745,404 shares of our voting common stock. No other equity securities of the Company have been issued.

(b)	Holders of Record

As of February 1, 2022 there are approximately 3,487 holders of record of our voting common stock.

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

During the year ended December 31, 2021, the Company issued 86 shares of common stock, for aggregate consideration of $602, pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner (the “Kansas Offering”).

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

During the year ended December 31, 2021, the Company issued 3,831 shares of common stock, for aggregate consideration of $26,817, pursuant to a private placement offering to accredited investor residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota Offering were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

ITEM 6.	[Reserved.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into the 2017 ALSC Agreement to assume 100% of a certain block of life insurance policies from ALSC. On April 15, 2020, with an effective date of January 1, 2020, the Company entered into the 2020 ALSC Agreement to assume a quota share percentage of a block of annuity policies. As of December 31, 2021, the Company had assumed $51.5 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ASLC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which is recorded in other income for the year ended December 31, 2020.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgages, and equity securities. Fixed maturity, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.  Equity securities, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in net income (loss).

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. Our membership in the Federal Home Loan Bank (“FHLB”) provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss.

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

Value of Business Acquired

Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in- force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

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

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended, which is anticipated to be achieved in the second quarter of 2022.   The Company will record the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement.

Mortgage Loans on Real Estate

Mortgage loans on real estate, including mortgage loan participations, are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.  Interest income is accrued on the principal amount of the mortgage loans based on its contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until probable the Company will not receive interest or the loan is 90 days past due.  Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of comprehensive income (loss).

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

Mergers and Acquisitions

On May 23, 2017 the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction closed onAugust 1, 2017. NPCC shareholders received .5841 shares of US Alliance Corporation stock for each share of NPCC stock owned. USAC issued 1,644,458 shares of common stock to holders of NPCC shares.

On October 11, 2018 the Company entered into a stock purchase agreement with Great Western Insurance Company to acquire Great Western Life Insurance Company. The transaction closed on December 14, 2018. USALSC paid $500,000 to acquire all of the outstanding shares of GWLIC.

Effective December 31, 2020, DCLIC acquired a block of life insurance policies according to the terms of an assumption agreement with ALSC. The Company acquired fixed maturity securities and cash of $9,181,100, assumed liabilities of $10,972,785 and recorded VOBA of $2,163,541.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. F-7 of this annual report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2021 and 2020 are summarized in the table below.

	Years Ended December 31,
	2021	2020
Income:
Premium income	$11,792,063	$10,117,110
Net investment income	5,336,048	3,552,261
Net investment gains	142,280	1,967,014
Other income	318,854	635,520
Total income	$17,589,245	$16,271,905

Our 2021 total income increased to $17,589,245, an increase of $1,317,340 or 8% from the 2020 total income of $16,271,905. The increase is driven by increases in our premium income and net investment income.  The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income.

The following graph summarizes our four-year trend of total income:

Premium income: Premium income for 2021 was $11,792,063 compared to $10,117,110 in 2020, an increase of $1,674,953 or 17%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the years ended December 31, 2021 and 2020 are summarized in the following table.

	Years Ended December 31,
	2021	2020

Direct	$8,566,404	$6,358,043
Assumed	4,301,496	4,682,634
Ceded	(1,075,837)	(923,567)
Total	$11,792,063	$10,117,110

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020

Fixed maturities	$1,121,170	$1,178,055
Mortgages	378,035	129,621
Equity securities	617,198	669,147
Funds withheld	3,421,796	1,680,220
Cash and cash equivalents	1,794	12,501
	5,539,993	3,669,544
Less investment expenses	(203,945)	(117,283)
	$5,336,048	$3,552,261

Net investment income for 2021 was $5,336,048, compared to $3,552,261 in 2020, an increase of $1,783,787 or 50%. This increase in investment income is primarily a result of increased invested assets as a result of our premium income, annuity deposits, and the 2020 ALSC Agreement.

Net investment gains (losses): Net investment gains for 2021 were $142,280, compared to gains of $1,967,014 for 2020, a decrease of $1,824,734. The decrease in net investment gains is attributable to strong 2020 investment gains. Net investment gains for 2021 were comprised of $87,712 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $229,992. Net investment gains for 2020 were comprised of $952,667 of unrealized gains in our equity portfolio and funds withheld asset and realized gains of $1,014,347. Realized gains and losses related to the sale of securities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,
	2021	2020
Gross gains	$248,891	$1,388,209
Gross losses	(18,899)	(373,862)
Realized gains	$229,992	$1,014,347

Other income: Other income for the year ended December 31, 2021 was $318,854 compared to $635,520 in 2020, a decrease of $316,666. The decrease in other income is the result of a gain in 2020 related to the partial recapture of our 2017 ALSC Agreement partially offset by rent collected from a building acquired in late 2020.

Expenses. Expenses for the year ended December 31, 2021 and 2020 are summarized in the table below.

	Years Ended December 31,
	2021	2020
Expenses:
Death claims	$2,314,682	$1,943,563
Policyholder benefits	6,238,032	5,248,470
Increase in policyholder reserves	4,063,488	3,359,609
Commissions, net of deferrals	772,053	781,400
Amortization of deferred acquisition costs	1,210,345	970,386
Amortization of value of business acquired	92,420	20,302
Salaries & benefits	1,350,851	1,219,534
Other operating expenses	1,893,561	2,429,466
Total expense	$17,935,432	$15,972,730

The following chart and graph summarizes our four-year expense trend:

	Increase in	Other			% of Operating
	Policyholder	Policy-related	Operating	Total	Expense to
Year	Reserves	Expenses	Expenses	Expenses	Total Expense
2018	2,766,169	6,028,730	3,120,524	11,915,423	26%
2019	2,599,575	6,737,672	2,460,989	11,798,236	21%
2020	3,359,609	8,964,121	3,649,000	15,972,730	23%
2021	4,063,488	10,627,532	3,244,412	17,935,432	18%

Increases in policyholder reserves represents funds that we maintain and invest for the future benefit of our policyholders. Other policy-related expenses represent the other expenses associated with fulfilling our obligations to our policyholders and producers. Operating expenses represent the costs to operate the company.

Death claims: Death benefits were $2,314,682 in the year ended December 31, 2021 compared to $1,943,563 for 2020, an increase of $371,119 or 19%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Policyholder benefits: Policyholder benefits were $6,238,032 in the year ended December 31, 2021 compared to $5,248,470 in 2020, an increase of $989,562 or 19%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Policyholder reserves increased to $4,063,488 in the year ended December 31, 2021, compared to $3,359,609 in 2020, an increase of $703,879 or 21%. The growth in reserves is the result of increased pre-need premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $772,053 in the year ended December 31, 2021, compared to $781,400 in 2020, a decrease of $9,347. This decrease is due to a changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $1,210,345 in the year ended December 31, 2021, compared to $970,386 in 2020, an increase of $239,859 or 25%. The increase is driven by the amortization of costs deferred in conjunction with the 2020 ALSC Agreement. The increase in single pay pre-need policies, where commissions are deferred and immediately amortized, also contributed to this increase.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $92,420 in the year ended December 31, 2021 compared to $20,302 in 2020. In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $1,350,851 for the year ended December 31, 2021, compared to $1,219,534 in 2020, an increase of $131,317 or 11%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $1,893,561 in the year ended December 31, 2021, compared to $2,429,466 in 2020, a decrease of $535,905 or 22%. Operating costs were driven lower due primarily to the non-recurrence of two large 2020 expenditures (our pre-paid software asset being recognized as an expense of $250,000 and expenses associated with implementing a new disability reinsurance program totaling $50,000) as well as reduced operating costs in 2021.

Federal income tax benefit: In the year ended December 31, 2021, the Company recognized a deferred income tax benefit of $680,542. In the year ended December 31, 2020, the Company recognized a deferred income tax benefit of $140,274.  These benefits are the result of reductions in the deferred tax asset valuation allowance.

Net Income: Our net income was $334,355 in the year ended December 31, 2021 compared to net income of $439,449 in 2020, a decrease of $105,094. Our net income per share was $0.04 compared to net income per share of $0.06 in 2020, basic and diluted.

The following graph illustrates our four-year trend of net income per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $121,484,834 as of December 31, 2021, an increase of $6,097,738 or 5% from December 31, 2020 assets of $115m574,997. This is primarily the result of growth in our funds withheld asset and cash and cash equivalents.

Available for sale fixed maturity securities: As of December 31, 2021, we had available for sale fixed maturity assets of $37,942,657, an increase of $265,079 or 1% from the December 31, 2020 balance of $37,677,578. The increase is driven by purchases of additional fixed maturity securities partially offset by a decrease in the market value of these securities. If we hold our fixed maturity securities to maturity any change in market value is temporary.

Equity securities, at fair value: As of December 31, 2021, we had equity assets of $9,157,193, a decrease of $64,381 or 1% from the December 31, 2020 balance of $9,221,574. This decrease is the result of normal investment activity.

Mortgage loans on real estate: As of December 31, 2021, we had mortgage loans on real estate of $3,653,142 an increase of $487,006 or 15% from the December 31, 2020 balance of $3,166,136. The increase is the result of acquiring additional mortgage loan participations.

Funds withheld under coinsurance agreement, at fair value: As of December 31, 2021, we had funds withheld assets of $49,018,974, an increase of $2,188,898 or 5% from the December 31, 2020 balance of $46,830,076. The growth represents investment returns in the funds withheld account.

Policy loans: As of December 31, 2021, our policy loans were $173,341, an increase of $9,616 or 6% from the December 31, 2020 balance of $163,725. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of December 31, 2021, we had real estate assets of $1,403,137 related to the purchase of our home office building, a decrease of $12,606 from the December 31, 2020 balance of $1,415,743. The decrease is the result of depreciation.

Cash and cash equivalents: As of December 31, 2021, we had cash and cash equivalent assets of $7,955,348, an increase of $3,634,589 or 84% from the December 31, 2020 balance of $4,320,759. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of December 31, 2021, our investment income due and accrued was $698,504 compared to $423,036 as of December 31, 2020, an increase of $275,468 or 65%. This increase is attributable to investment activity.

Reinsurance related assets: As of December 31, 2021, our reinsurance related assets were $3,438 compared to $165,082 as of December 31, 2020, a decrease of $161,644. This decrease is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of December 31, 2021, our deferred acquisition costs were $6,354,875 compared to $7,105,890 as of December 31, 2020, a decrease of $751,015 or 11%. The decrease is the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of December 31, 2021 our value of business acquired asset was $2,610,813 compared to $2,703,233 as of December 31, 2020, a decrease of $92,420 or 3%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of December 31, 2021 our property, equipment and software assets were $92,785, an increase of $54,967 from the December 31, 2020 balance of $37,818. This increase is the result of renovation of our home office.

Goodwill: As of December 31, 2021 and December 31, 2020, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $1,560,767 as of December 31, 2021. The Company had a net deferred tax asset of $243,257 as of December 31, 2020 and the resulting change in deferred tax asset was recorded as a deferred tax benefit and as a reduction in other comprehensive income.

Other assets: As of December 31, 2021, our other assets were $582,318, a decrease of $1,053,329 or 65% from the December 31, 2020 balance of $1,635,647. This decrease was driven by a receivable balance due to DCLIC paid in 2021.

Liabilities. Our total liabilities were $103,903,078 as of December 31, 2021, an increase of $6,920,773 or 7% from our December 31, 2020 liabilities of $96,982,305. This increase is driven by growth in our policy liabilities.

Policy liabilities: Our total policy liabilities as of December 31, 2021 were $101,026,942 compared to $93,459,080 as of December 31, 2020, an increase of $7,567,862 or 8%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of December 31, 2021, our accounts payable and accrued expenses were $689,065 compared to $1,507,756 as of December 31, 2020, a decrease of $818,691 or 54%. The decrease is driven by the settlement in the first quarter of a payable to ALSC related to the partial termination of our 2017 ALSC Agreement offset by income tax payable.

Federal Home Loan Bank advance: As of December 31, 2021 and December 31, 2020, the Company has outstanding advances of $2,000,000 with the Federal Home Loan Bank of Topeka.  The advances were taken to create liquidity and investment opportunities.

Shareholders’ Equity. Our shareholders’ equity was $17,581,756 as of December 31, 2021, a decrease of $823,035 from our December 31, 2020 shareholders’ equity of $18,404,791. The reduction in shareholders’ equity was driven by a decrease in other comprehensive income offset by our net income. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio. The decrease in other comprehensive income is the result of higher interest rates which decreases the market value of our fixed maturity securities.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments as well as a significant funds withheld investment as a result of the 2020 ALSC Agreement. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$447,765	0.4%	$702,916	0.7%
Corporate bonds	21,321,279	19.6%	22,947,811	22.4%
Municipal bonds	6,963,358	6.4%	6,796,654	6.6%
Redeemable preferred stocks	3,621,526	3.3%	2,990,215	2.9%
Mortgage backed and asset backed securities	5,588,729	5.1%	4,239,982	4.1%
Total fixed maturities	37,942,657	34.8%	37,677,578	36.7%
Mortgage loans	3,653,142	3.3%	3,166,136	3.1%
Equities:
Common stock	7,319,584	6.7%	6,808,944	6.6%
Preferred stock	1,837,609	1.7%	2,412,630	2.4%
Total equities	9,157,193	8.4%	9,221,574	9.0%
Funds withheld	49,018,974	44.9%	46,830,076	45.6%
Real estate, net of depreciation	1,403,137	1.3%	1,415,743	1.4%
Cash and cash equivalents	7,955,348	7.3%	4,320,759	4.2%
Total	$109,130,451	100.0%	$102,631,866	100.0%

The total value of our investments and cash and cash equivalents increased to $109,130,451 as of December 31, 2021 from $102,631,866 at December 31, 2020, an increase of $6,498,585 or 6%. Increases in investments are primarily attributable to growth in our cash and cash equivalents and in our funds withheld asset.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total

AAA and U.S. Government	$914,862	2.4%	$1,160,359	3.1%
AA	9,999,588	26.4%	8,219,481	21.8%
A	8,140,616	21.5%	8,587,743	22.8%
BBB	15,719,874	41.3%	16,060,510	42.6%
BB	2,986,117	7.9%	3,462,685	9.2%
Not Rated - Private Placement	181,600	0.5%	186,800	0.5%
Total	$37,942,657	100.0%	$37,677,578	100.0%

The amortized cost and fair value of debt securities as of December 31, 2021 and 2020, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$373,590	$379,823
After one year through five years	1,987,421	2,087,132	1,540,931	1,641,749
After five years through ten years	2,540,089	2,865,020	2,887,066	3,379,930
More than 10 years	21,479,533	23,780,250	21,892,891	25,045,879
Redeemable preferred stocks	3,612,625	3,621,526	2,900,330	2,990,215
Mortgage backed and asset backed securities	5,636,371	5,588,729	4,189,710	4,239,982
Total amortized cost and fair value	$35,256,039	$37,942,657	$33,784,518	$37,677,578

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

Net cash provided by operating activities was $3,411,873 for the year ended December 31, 2021. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,713,117. The primary use of cash was the purchase of fixed maturity and equity investments. Cash provided by financing activities was $1,935,833. The primary sources of cash were receipts on deposit-type contracts.

The following chart and graph illustrate our four-year trend of cash flow from insurance activities:

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

	Cash Flow	Net Cash Flow	Cash Flow
	From	From Deposit	from Insurance
Year	Operations	Type Contracts	Activities
2018	2,249,068	2,598,564	$4,847,632
2019	2,270,041	2,176,602	$4,446,643
2020	2,099,401	4,592,576	$6,691,977
2021	3,411,873	2,050,078	$5,461,951

At December 31, 2021, we had cash and cash equivalents totaling $7,955,348. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2022 annual stockholders’ meeting (“2022 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2022 Proxy Statement and is incorporated herein by reference.

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

10.10

Coinsurance Agreement between US Alliance Life and Security Company and American Life & Security Company of Nebraska effective as of September 30, 2017, filed as Exhibit 10.11 to the Company Annual Report filed on February 21, 2018 (File No. 000-55627) is incorporated herein by reference as Exhibit 10.10

10.10.1

Amendment No. 1 to ALSC 2017 Coinsurance Agreement effective as of June 1, 2020, filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-K filed on February 23,  2021 (File No. 000-55627), is incoporated herein by reference as Exhibit 10.10.1.

10.10.2

Second Amendment to ALSC 2017 Coinsurance Agreement effective as of December 31, 2020, filed as Exhibit 10.10.2 to the Company's Annual Report on Form 10-K filed on February 23,  2021 (File No. 000-55627), is incoporated herein by reference as Exhibit 10.10.2.

10.11*

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

10.14

Assumption Reinsurance Agreement effective December 31, 2020 between Dakota Life Insurance Company and American Life & Security Corporation, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 23,  2021 (File No. 000-55627), is incoporated herein by reference as Exhibit 10.14.

10.15*	Employment Agreement dated March 15, 2021 between US Alliance Corporation and Jeffrey Brown, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.15.

10.16*	Employment Agreement dated Septembwr 28, 2021 between US Alliance Corporation and Jack Brier, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.16.

21.1**	List of Subsidiaries

24.1	Power of Attorney (contained in the signature page herein)

31.1**	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation

101.DEF***	Inline XBRL Taxonomy Extension Definition

101.LAB***	Inline XBRL Taxonomy Extension Labels

101.PRE***	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Manangement or Compensatory Contract

** Filed herewith

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ALLIANCE CORPORATION
(Registrant)

Date: February 22, 2022	By:	/s/ Jack H. Brier
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

Signature	Title

/S/ Jack H. Brier	President and Chairman
Jack H. Brier

/S/ Jeff Brown	Vice-President, Principal Financial Officer and Treasuer
Jeff Brown

/S/ Jim Poolman	Director
Jim Poolman

/S/ John Helms	Director
John Helms

/S/ James Concannon	Director.
James Concannon

/S/ William Graves	Director.
William Graves

US Alliance Corporation

Consolidated Financial Statements

December 31, 2021 and 2020

(With Independent Auditor’s Report Thereon)

To the Board of Directors and

Shareholders of US Alliance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

February 22, 2022

US Alliance Corporation
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $35,256,039 and $33,784,518 as of December 31, 2021 and December 31, 2020, respectively)	$37,942,657	$37,677,578
Equity securities, at fair value	9,157,193	9,221,574
Mortgage loans on real estate	3,653,142	3,166,136
Funds withheld under coinsurance agreement, at fair value	49,018,974	46,830,076
Policy loans	173,341	163,725
Real estate, net of depreciation	1,403,137	1,415,743
Total investments	101,348,444	98,474,832

Cash and cash equivalents	7,955,348	4,320,759
Investment income due and accrued	698,504	423,036
Reinsurance related assets	3,438	165,082
Deferred acquisition costs, net	6,354,875	7,105,890
Value of business acquired, net	2,610,813	2,703,233
Property, equipment and software, net	92,785	37,818
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	1,560,767	243,257
Other assets	582,318	1,635,647
Total assets	$121,484,834	$115,387,096

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$75,567,873	$72,082,207
Policyholder benefit reserves	25,204,578	21,158,568
Dividend accumulation	118,262	116,127
Advance premiums	136,229	102,178
Total policy liabilities	101,026,942	93,459,080

Accounts payable and accrued expenses	689,065	1,507,756
Federal Home Loan Bank advance	2,000,000	2,000,000
Other liabilities	187,071	15,469
Total liabilities	103,903,078	96,982,305

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,745,404 and 7,741,487 shares as of December 31, 2021 and December 31, 2020, respectively	774,541	774,150
Additional paid-in capital	22,948,637	23,063,273
Accumulated deficit	(8,663,152)	(8,997,507)
Accumulated other comprehensive income	2,521,730	3,564,875
Total shareholders' equity	17,581,756	18,404,791

Total liabilities and shareholders' equity	$121,484,834	$115,387,096

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020
Income:
Premium income	$11,792,063	$10,117,110
Net investment income	5,336,048	3,552,261
Net investment gains	142,280	1,967,014
Other income	318,854	635,520
Total income	17,589,245	16,271,905

Expenses:
Death claims	2,314,682	1,943,563
Policyholder benefits	6,238,032	5,248,470
Increase in policyholder reserves	4,063,488	3,359,609
Commissions, net of deferrals	772,053	781,400
Amortization of deferred acquisition costs	1,210,345	970,386
Amortization of value of business acquired	92,420	20,302
Salaries & benefits	1,350,851	1,219,534
Other operating expenses	1,893,561	2,429,466
Total expense	17,935,432	15,972,730

lncome (loss) before federal income tax	$(346,187)	$299,175

Federal income tax benefit	680,542	140,274
Total federal income tax benefit	680,542	140,274

Net Income	$334,355	$439,449

Net income per common share, basic and diluted	$0.04	$0.06

Unrealized net holding gains (losses) arising during the period, net of tax	(897,217)	2,390,992
Reclassification adjustment for gains included in net loss	(145,928)	(1,155,612)

Other comprehensive income (loss)	(1,043,145)	1,235,380

Comprehensive income (loss)	$(708,790)	$1,674.829

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2021 and 2020

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2019	7,734,004	$773,401	$23,210,257	$2,329,495	$(9,436,956)	$16,876,197
Common stock issued, $7 per share	7,483	749	51,632	-	-	52,381
Costs associated with common stock issued	-	-	(198,616)	-	-	(198,616)
Other comprehensive income	-	-	-	1,235,380	-	1,235,380
Net income	-	-	-	-	439,449	439,449
Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	3,917	391	27,028	-	-	27,419
Costs associated with common stock issued	-	-	(141,664)	-	-	(141,664)
Other comprehensive loss	-	-	-	(1,043,145)	-	(1,043,145)
Net Income	-	-	-	-	334,355	334,355
Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash Flows from operating activities:
Net income	$334,355	$439,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,676	34,425
Net (gains) losses realized on the sale of securities	(229,992)	(1,014,347)
Unrealized (gains) losses on equity securities	(20,814)	(299,373)
Change in fair value of funds withheld embedded derivative	108,526	(653,294)
Amortization of investment securities, net	182,183	129,970
Gain on recaptured reinsurance	-	(543,794)
Deferred acquisition costs capitalized	(453,040)	(678,510)
Deferred acquisition costs amortized	1,210,345	970,386
Value of business acquired amortized	92,420	20,302
Interest credited on deposit type contracts	1,606,340	1,099,483
(Increase) decrease in operating assets:
Change in funds withheld	(2,492,319)	(911,599)
Investment income due and accrued	(275,468)	(101,674)
Reinsurance related assets	(27,284)	(3,740)
Deferred tax assets, net of valuation allowance	(1,208,417)	(140,274)
Other assets	1,060,110	(1,008,077)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	4,046,010	3,358,452
Dividend Accumulation	2,135	(6,911)
Advance premiums	34,051	23,469
Other liabilities	171,602	283
Accounts payable and accrued expenses	(764,546)	1,384,775
Net cash provided by operating activities	3,411,873	2,099,401

Cash Flows from investing activities:
Purchase of fixed income investments	(2,751,482)	(3,039,784)
Purchase of equity investments	(1,252,485)	(5,606,996)
Purchase of mortgage investments	(2,591,328)	(3,171,359)
Purchase of real estate and leasehold improvements	-	(1,415,743)
Proceeds from fixed income sales and repayments	1,989,975	2,234,085
Proceeds from equity sales	675,534	5,555,808
Proceeds from mortgage repayments	2,104,322	5,223
Transfers from (to) funds withheld	200,000	(4,391,824)
Interest on policy loans	-	(8,934)
Increase in policy loans	(9,616)	(35,861)
Purchase of property, equipment and software	(78,037)	(28,403)
Net cash used in investing activities	(1,713,117)	(9,903,788)

Cash Flows from financing activities:
Receipts on deposit-type contracts	3,987,535	6,805,322
Withdrawals on deposit-type contracts	(1,937,457)	(2,212,746)
Proceeds from FHLB advance	-	1,000,000
Proceeds received from issuance of common stock, net of costs of issuance	(114,245)	(146,235)
Net cash provided by financing activities	1,935,833	5,446,341

Net increase (decrease) in cash and cash equivalents	3,634,589	(2,358,046)

Cash and Cash Equivalents:
Beginning	4,320,759	6,678,805
Ending	$7,955,348	$4,320,759

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Supplemental Cash Flow Information

	Years Ended December 31,
	2021	2020
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$1,371,325	$47,078,703
Funds withheld assumed withdrawals on deposit-type contracts	(1,542,077)	85,169
Commissions and expense allowances deducted from funds withheld	(942,548)	6,820,167
Deferred acquisition costs released on reinsurance recapture	-	1,146,150
Deposit-type contract liabilities released on reinsurance recapture	-	6,893,561
Deposit-type contract liabilities acquired by DCLIC from ALSC	-	6,893,561
Value of business acquired by DCLIC from ALSC	-	2,163,541
Investments transferred out on reinsurance recapture	-	7,990,509
Investments received on assumption agreement	-	7,990,509

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.         Description of Business and Significant Accounting Policies (Continued)

Investments: Investments in available-for-sale securities are carried in the consolidated financial statements at fair value. Net unrealized holding gains (losses), net of applicable income taxes, on fixed maturity securities are included in accumulated other comprehensive income. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Net unrealized holding gains (losses) on equity securities are included as a component of net investment gains (losses).

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. As of December 31, 2021 and 2020, the Company had no investment securities that were evaluated to be other than temporarily impaired.

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

Funds Withheld under Coinsurance Agreement:Funds withheld under coinsurance agreement represent amounts contractually withheld by American Life and Security Corporation in accordance with a reinsurance agreement entered into in 2020. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses in the consolidated statements of income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed below.

Embedded Derivatives:The Company has entered into coinsurance funds withheld arrangement which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. Embedded derivatives, which are reported with the host instrument on the consolidated balance sheets in funds withheld under coinsurance agreement, are reported at fair value with changes in fair value recognized in the consolidated statements of comprehensive income (loss) in net investment gains (losses).

Policy loans: Policy loans are stated at aggregate unpaid principal balances.

Investment Real Estate: Real estate is stated at cost, less allowances for depreciation and, as appropriate, provisions for possible losses.

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2021. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.         Description of Business and Significant Accounting Policies (Continued

)

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2021 and 2020.

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2021 and 2020, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2021	2020

Balance at beginning of period	$7,105,890	$2,652,674
DAC on reinsurance recapture	-	(1,146,150)
Capitalization of commissions, sales and issue expenses	459,330	6,569,752
Amortization net of interest	(1,210,345)	(970,386)
Balance at end of period	$6,354,875	$7,105,890

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2021 and 2020 are represented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Computer	$32,182	$32,182
Furniture and equipment	101,973	39,679
Accumulated depreciation	(41,370)	(34,043)
Balance at end of period	$92,785	$37,818

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.         Description of Business and Significant Accounting Policies (Continued)

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2018 through 2021.

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

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2021 and 2020.

	Year Ended	Year ended
	December 31,	December 31,
	2021	2020

Balance at beginning of period	$71,843,283	$19,063,141
Recaptured by American Life & Security Corp	-	(6,799,716)
Acquired from American Life & Security Corp	-	6,799,716
Deposits received	5,345,302	53,877,845
Interest credited	1,601,155	1,090,820
Withdrawals	(3,379,401)	(2,188,523)
Balance at end of period	$75,410,339	$71,843,283

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.         Description of Business and Significant Accounting Policies (Continued)

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2021 and 2020.

	Year Ended	Year ended
	December 31,	December 31,
	2021	2020

Balance at beginning of period	$238,924	$333,473
Recaptured by American Life & Security Corp	-	(93,845)
Acquired from American Life & Security Corp	-	93,845
Deposits received	13,558	6,180
Interest credited	5,185	8,663
Withdrawals	(100,133)	(109,392)
Balance at end of period	$157,534	$238,924

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

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2021 and 2020 is $115,524 and $116,019 and is included as a part of policyholder benefit reserves.

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

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2021 and 2020 the company had 7,745,404 and 7,741,487 common shares issued and outstanding, respectively.

Earnings per share attributable to the Company’s common stockholders were computed based on the net income and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2021 and 2020 were 7,743,273 and 7,738,693 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net gain per common share is the same for the years ended December 31, 2021 and 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.         Description of Business and Significant Accounting Policies (Continued)

Comprehensive Income (loss): Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable fixed maturity securities classified as available for sale, net of applicable taxes.

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

Increases in market interest rates may also negatively affect profitability in periods of increasing interest rates. The ability to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. If interest rates were to increase by 1%, the market value of our fixed income securities would decrease by 8.3% as of December 31, 2021. The Company therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

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

The acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. The following table summarizes the fair value of the assets acquired and liabilities assumed from ALSC:

Cash consideration paid to ALSC	$927,000

Preliminary amounts of indentifiable assets acquired and liablities assumed
Investment securities	$7,990,509
Cash receivable	2,117,591
Policy loan assets	101,736
Value of business acquired	2,163,541
Policyholder reserves	(4,552,816)
Deposit type contracts	(6,893,561)
Total indentifiable net assets	$927,000

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.         Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of December 31 is as follows:

	December 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$303,195	$144,570	$-	$447,765
Corporate bonds	19,397,461	2,101,518	(177,700)	21,321,279
Municipal bonds	6,306,387	671,263	(14,292)	6,963,358
Redeemable preferred stock	3,612,625	29,995	(21,094)	3,621,526
Mortgage backed and asset backed securities	5,636,371	22,617	(70,259)	5,588,729
Total available for sale	$35,256,039	$2,969,963	$(283,345)	$37,942,657

	December 31, 2020
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$574,935	$127,981	$-	$702,916
Corporate bonds	20,126,836	2,821,508	(533)	22,947,811
Municipal bonds	5,992,707	804,443	(496)	6,796,654
Redeemable preferred stock	2,900,330	90,085	(200)	2,990,215
Mortgage backed and asset backed securities	4,189,710	50,274	(2)	4,239,982
Total available for sale	$33,784,518	$3,894,291	$(1,231)	$37,677,578

The amortized cost and fair value of debt securities as of December 31, 2021 and 2020, by contractual maturity, are shown on the following page. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$373,590	$379,823
After one year through five years	1,987,421	2,087,132	1,540,931	1,641,749
After five years through ten years	2,540,089	2,865,020	2,887,066	3,379,930
More than 10 years	21,479,533	23,780,250	21,892,891	25,045,879
Redeemable preferred stocks	3,612,625	3,621,526	2,900,330	2,990,215
Mortgage backed and asset backed securities	5,636,371	5,588,729	4,189,710	4,239,982
Total amortized cost and fair value	$35,256,039	$37,942,657	$33,784,518	$37,677,578

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.         Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns in 2021 and 2020 were $4,769,831 and $7,795,116, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Years Ended December 31,
	2021	2020
Gross gains	$248,891	$1,388,209
Gross losses	(18,899)	(373,862)
Realized gains	$229,992	$1,014,347

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2021
Available for sale:
Fixed maturities:
Corporate bonds	$4,496,456	$(177,700)	$-	$-	$4,496,456	$(177,700)
Municipal bonds	927,122	(14,292)	-	-	927,122	(14,292)
Redeemable preferred stock	1,394,650	(21,094)	-	-	1,394,650	(21,094)
Mortgage backed and asset backed securities	4,386,306	(70,259)	-	-	4,386,306	(70,259)
Total fixed maturities	$11,204,534	$(283,345)	$-	$-	$11,204,534	$(283,345)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2020
Available for sale:
Fixed maturities:
Corporate bonds	$210,625	$(2)	$49,438	$(531)	$260,063	$(533)
Municipal bonds	47,249	(496)	-	-	47,249	(496)
Redeemable preferred stock	77,918	(200)	-	-	77,918	(200)
Mortgage backed and asset backed securities	309,144	(2)	-	-	309,144	(2)
Total fixed maturities	$644,936	$(700)	$49,438	$(531)	$694,374	$(1,231)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2021 was 76, which represented an unrealized loss of $283,345 of the aggregate carrying value of those securities. The 76 securities breakdown as follows: 29 bonds, 41 mortgage and asset backed securities, and 6 redeemable preferred stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2021 and 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.         Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Commercial mortgage loans by property type
Student housing	$-	$781,512
Condominium	1,960,547	1,874,445
Multi-property	1,157,950	332,195
Multi-family	534,645	177,984
Total commercial mortgages	$3,653,142	$3,166,136

The Company’s mortgage loans by loan-to-value ratio as of December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Loan to value ratio
Over 60 to 70%	$1,960,547	$1,874,445
Over 40 to 50%	339,335	-
Over 30 to 40%	195,310	177,984
Over 10 to 20%	1,157,950	1,113,707
Total	$3,653,142	$3,166,136

The Company’s mortgage loans by maturity date as of December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Maturity Date
One year or less	$2,155,857	$2,393,900
After one year through five years	1,497,285	772,236
Total	$3,653,142	$3,166,136

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.         Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020

Fixed maturities	$1,121,170	$1,178,055
Mortgages	378,035	129,621
Equity securities	617,198	669,147
Funds withheld	3,421,796	1,680,220
Cash and cash equivalents	1,794	12,501
	5,539,993	3,669,544
Less investment expenses	(203,945)	(117,283)
	$5,336,048	$3,552,261

Net Investment Gains

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the year ended December 31, 2021, net investment gains is comprised of $20,814 of unrealized gains on our equity portfolio, net realized gains of $229,992, and a loss on the change in the fair value of our embedded derivative on funds withheld of $108,526. For the year ended December 31, 2020, net investment gains is comprised of $299,273 of unrealized gains on our equity portfolio, net realized gains of $1,014,347, and a gain on the change in the fair value of our embedded derivative on funds withheld of $653,294.

Note 4.     Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consists solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	December 31, 2021		December 31, 2020
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$544,768	$-	$653,294	$-	Funds withheld

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.     Derivative Instruments (continued)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Year Ending	Year Ending	Balance
	December 31, 2021	December 31, 2020	Reported In
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$(108,526)	$653,294	Net investment gains

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s fund withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the year ended December 31, 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.         Fair Value Measurements (continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$447,765	$-	$447,765	$-
Corporate bonds	21,321,279	-	21,139,679	181,600
Municipal bonds	6,963,358	-	6,963,358	-
Redeemable preferred stock	3,621,526	-	3,621,526	-
Mortgage backed and asset backed securities	5,588,729	-	5,588,729	-
Total fixed maturities	37,942,657	-	37,761,057	181,600
Equities:
Common stock	7,319,584	7,226,584	93,000	-
Preferred stock	1,837,609	-	1,837,609	-
Total equities	9,157,193	7,226,584	1,930,609	-
Funds withheld embedded derivative	544,768	-	-	544,768
Total	$47,644,618	$7,226,584	$39,691,666	$726,368

	December 31, 2020
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$702,916	$702,916	$-	$-
Corporate bonds	22,947,811	-	22,761,011	186,800
Municipal bonds	6,796,654	-	6,796,654	-
Redeemable preferred stock	2,990,215	-	2,990,215	-
Mortgage backed and asset backed securities	4,239,982	-	4,239,982	-
Total fixed maturities	37,677,578	702,916	36,787,862	186,800
Equities:
Common stock	6,808,944	6,717,144	91,800	-
Preferred stock	2,412,630	-	2,412,630	-
Total equities	9,221,574	6,717,144	2,504,430	-
Funds withheld embedded derivative	653,294	-	-	653,294
Total	$47,552,446	$7,420,060	$39,292,292	$840,094

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Years Ended December 31, 2021	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$186,800	$653,294
Principal payment	(5,200)	-
Investment related losses	-	(108,526)
Fair value, end of period	$181,600	$544,768

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.         Fair Value Measurements (continued)

The Company discloses the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed on the previous page. The estimated fair value approximates carrying value for accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.         Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2021

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,955,348	$7,955,348	$7,955,348	$-	$-
Mortgage loans on real estate	3,653,142	3,653,142	-	-	3,653,142
Investment income due and accrued	698,504	698,504	-	-	698,504
Funds withheld	48,474,206	48,474,206	-	-	48,474,206
Policy loans	173,341	173,341	-	-	173,341
Total Financial Assets (excluding available for sale investments)	$60,954,541	$60,954,438	$7,955,348	$-	$52,999,193

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	75,567,873	78,359,733	-	-	78,359,733
Total Financial Liabilities	$77,567,873	$80,359,733	$-	$-	$80,359,733

	December 31, 2020

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,320,759	$4,320,759	$4,320,759	$-	$-
Mortgage loans on real estate	3,166,136	3,166,136	-	-	3,166,136
Investment income due and accrued	423,036	423,036	-	-	423,036
Funds withheld	46,176,782	46,176,782	-	-	46,176,782
Policy loans	163,725	163,725	-	-	163,725
Total Financial Assets (excluding available for sale investments)	$54,250,438	$54,250,438	$4,320,759	$-	$49,929,679

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	72,082,207	74,351,806	-	-	74,351,806
Total Financial Liabilities	$74,082,207	$76,351,806	$-	$-	$76,351,806

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

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2021 and 2020, respectively, is summarized as follows:

	2021	2020
Income before total federal income tax	$(346,187)	$299,175
Tax rate	21%	21%
Expected income tax expense (benefit)	(72,700)	62,827
Effect of tax-exempt income	(19,588)	(32,318)
Disallowed deductions	1,181	1,012
Change in unrealized - valuation allowance and unrealized gains (losses)	56,601	148,778
Other GAAP to tax differences	-	4,043
Return-to-Provision adjustments	20,471	-
Prior period estimate adjustments	107,906	-
Change in valuation allowance	(774,413)	(324,616)
Total	$(680,542)	$(140,274)

For the year ended December 31, 2021, the Company recognized total tax benefit of $(680,542). This benefit is comprised of current tax expense of $473,730 and a deferred tax benefit of $(1,154,272). The Company recognized a deferred tax benefit of $774,413 related to the decrease of its deferred tax asset valuation allowance associated with net operating losses. For the year ended December 31, 2020, the Company recognized a total tax benefit of $140,274.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2021 and 2020 are summarized as follows:

Deferred Tax Assets	2021	2020
Net operating and capital loss carryforwards	$2,271,246	$2,111,431
Unamortized start-up costs	126,603	147,703
Policyowner benefit reserves	2,806,586	2,389,259
Goodwill	-	194,670
Tax DAC	753,983	775,734
Deferred tax asset valuation allowance	(1,324,409)	(2,098,822)
	4,634,009	3,519,975
Deferred Tax Liabilities
GAAP DAC	1,334,524	1,488,265
Fixed assets	21,703	8,821
8 Year Spread	155,620	194,524
Value of business acquired	548,271	567,679
Other GAAP to Tax Differences	233,953	-
Unrealized gains	779,171	1,017,429
	3,073,242	3,276,718

Net Deferred Tax	$1,560,767	$243,257

The Company has federal net operating loss ("NOL") and capital loss carryforwards of $9,198,976 and $10,054,432 as of December 31, 2021 and 2020, respectively. The federal NOLs generated in the years ended December 31, 2009 through 2017 will begin to expire in 2027 for federal income tax purposes. NOLs originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code ("IRC") section 382 limitations. NOLs generated after December 31, 2017, have an indefinite carryforward period and are subject to 80% deduction limitations based upon pre-NOL taxable income.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 7.         Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 is listed in the following table.

	December 31, 2021	December 31, 2020
Balance Sheet
Benefits and claim reserves ceded	$86,777	$105,621
Amounts due (to) from ceding company	(235,629)	59,462
Benefits and claim reserves assumed	53,774,832	53,069,522

	Years ended
Statements of Comprehensive Income (Loss)	December 31, 2021	December 31, 2020

Ceded premium	$1,075,837	$923,527
Assumed premium	4,301,496	4,682,634
Allowances on ceded premium	23,649	24,077
Allowances paid on assumed premium	554,388	6,765,030
Assumed benefits and policyholder reserve increases	5,291,774	5,243,836

The company currently reinsures business in excess of its retention with General Re Life Corporation, Reliance Standard Life Insurance Company, Unified Life Insurance Company, Hartford Life and Accident Company, and Optimum Re Insurance Company. The Company also currently assumes business under agreements with Unified Life Insurance Company and American Life and Security Corporation.

Note 8.         Lease Commitments

Total rent expense was $7,546 and $48,146 for the years ended December 31, 2021 and 2020, respectively. The Company terminated its lease on its former Topeka headquarters effective December 31, 2020 and has no future rent obligations for this location. The Company maintained an office in Bismarck, ND with a lease that expired on September 30, 2021.

Note 9.         Related Party Transactions

Brier Development Company, Inc. is owned solely by Jack Brier, President and CEO of the Company. Brier Development Company, Inc. owns 20,000 shares of stock in USAC which are in escrow until 5 years after the termination of the public offering. The Company makes reimbursements to Brier Development Company, Inc. on behalf of Jack H. Brier for single coverage for long-term care, Medicare coverage, and an allowance for vehicle expenses.  Reimbursements for these items were $25,813 and $21,019 for years ended December 31, 2021 and 2020, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 10.         Federal Home Loan Bank Advances

One of the Company’s subsidiaries, USALSC, is a member of the Federal Home Loan Bank of Topeka (FHLB), which provides access to collateralized borrowings.  Any borrowings from FHLB requires the purchase of FHLB common stock in an amount equal to 4.5% of the borrowing.  On October 31, 2019, USALSC received an advance of $ 1,000,000 based on USALSC purchasing $ 45,000 of FHLB common stock.   This regular fixed convertible advance has a 10 year term with an FHLB option to convert to an adjustable rate on the 5th anniversary. The interest rate at issue was 1.66%. On April 23, 2020 and June 22, 2020 the company took two additional advances with two year terms. The interest rate at issue was 0.37% and 0.28% respectively. As of December 31, 2021 and 2020, the Company had outstanding advances of $2,000,000.

As of December 31, 2021, USALSC had pledged $2,554,993 of mortgage backed securities, US treasuries and overnight deposits to FHLB in support of its outstanding advance.

Note 11.         Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capitol Federal Savings Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 to meet the minimum deposit requirement for the State of Missouri. These assets were held in bonds and other invested assets with a statement value of $625,000 as of December 31, 2021 and 2020. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000. Dakota Capital Life Insurance Company has $1,030,000 of funds on deposit jointly owned with the North Dakota Insurance Department at the Bank of North Dakota. US Alliance Life and Security Company – Montana has $550,000 of funds on deposit jointly owned by the Montana Department of Insurance at Capitol Federal Savings Bank.

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

The following table summarizes the statutory net income (loss) and statutory capital and surplus of US Alliance Life and Security Company, Dakota Capital Life Insurance Company, and US Alliance Life and Security Company - Montana for the years ended December 31, 2021 and 2020.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 12.         Statutory Net Income and Surplus (continued)

	Statutory Capital and Surplus as of
	December 31,	December 31,
	2021	2020

US Alliance Life and Security Company	$7,293,547	$6,242,080
Dakota Capital Life Insurance Company	3,862,372	3,700,272
US Alliance Life and Security Company - Montana	1,709,322	1,709,032

	Statutory Net Income (loss) for the years ended December 31,
	2021	2020

US Alliance Life and Security Company	$792,738	$(1,960,666)
Dakota Capital Life Insurance Company	73,955	(31,734)
US Alliance Life and Security Company - Montana	(1,179)	39,410

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

The Company has evaluated subsequent events through February 22, 2022, the date on which the consolidated financial statements were issued.