Form 10-Q
period 2022-03-31
US Alliance Corp
filed 2022-05-12
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

Common stock, $0.10 par value

7,746,672 shares outstanding

as of May 3, 2022

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.       FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $35,913,683 and $35,256,039 as of March 31, 2022 and December 31, 2021, respectively)	$35,382,239	$37,942,657
Equity securities, at fair value	8,793,901	9,157,193
Mortgage loans on real estate	3,226,212	3,653,142
Funds withheld under coinsurance agreement, at fair value	49,273,292	49,018,974
Policy loans	213,970	173,341
Real estate, net of depreciation	1,395,782	1,403,137
Total investments	98,285,396	101,348,444

Cash and cash equivalents	9,426,154	7,955,348
Investment income due and accrued	513,894	698,504
Reinsurance related assets	-	3,438
Deferred acquisition costs, net	6,187,795	6,354,875
Value of business acquired, net	2,587,708	2,610,813
Property, equipment and software, net	93,199	92,785
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	1,560,767	1,560,767
Other assets	446,816	582,318
Total assets	$119,379,271	$121,484,834

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$76,552,926	$75,567,873
Policyholder benefit reserves	26,417,801	25,204,578
Dividend accumulation	118,810	118,262
Advance premiums	167,058	136,229
Total policy liabilities	103,256,595	101,026,942

Accounts payable and accrued expenses	700,677	689,065
Federal Home Loan Bank advance	2,000,000	2,000,000
Other liabilities	198,564	187,071
Total liabilities	106,155,836	103,903,078

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,746,672 and 7,745,404 shares as of March 31, 2022 and December 31, 2021, respectively	774,668	774,541
Additional paid-in capital	22,955,681	22,948,637
Accumulated deficit	(9,810,583)	(8,663,152)
Accumulated other comprehensive income (loss)	(696,331)	2,521,730
Total shareholders' equity	13,223,435	17,581,756

Total liabilities and shareholders' equity	$119,379,271	$121,484,834

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2022	2021
Income:	(unaudited)
Premium income	$3,362,256	$3,047,177
Net investment income	1,151,622	1,298,992
Net investment losses	(732,653)	(117,332)
Other income	79,565	79,428
Total income	3,860,790	4,308,265

Expenses:
Death claims	797,288	571,164
Policyholder benefits	1,659,985	1,692,601
Increase in policyholder reserves	1,196,350	1,196,921
Commissions, net of deferrals	190,334	179,208
Amortization of deferred acquisition costs	275,698	270,057
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	324,059	256,028
Other operating expenses	541,402	455,398
Total expense	5,008,221	4,644,482

Net loss	$(1,147,431)	$(336,217)

Net loss per common share, basic and diluted	$(0.15)	$(0.04)

Unrealized net holding losses arising during the period, net of tax	(3,218,556)	(2,251,999)
Reclassification adjustment for losses included in net loss	495	(13,850)

Other comprehensive loss	(3,218,061)	(2,265,849)

Comprehensive loss	$(4,365,492)	$(2,602,066)

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
Three Months Ended March 31, 2022 and 2021

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	1,086	108	7,494	-	-	7,602
Costs associated with common stock issued	-	-	(47,556)	-	-	(47,556)
Other comprehensive loss	-	-	-	(2,265,849)	-	(2,265,849)
Net loss	-	-	-	-	(336,217)	(336,217)
Balance, March 31, 2021	7,742,573	$774,258	$23,023,211	$1,299,026	$(9,333,724)	$15,762,771

Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,268	127	8,749	-	-	8,876
Costs associated with common stock issued	-	-	(1,705)	-	-	(1,705)
Other comprehensive loss	-	-	-	(3,218,061)	-	(3,218,061)
Net loss	-	-	-	-	(1,147,431)	(1,147,431)
Balance, March 31, 2022	7,746,672	$774,668	$22,955,681	$(696,331)	$(9,810,583)	$13,223,435

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cash Flows from operating activities:
Net loss	$(1,147,431)	$(336,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,543	7,344
Net (gains) losses realized on the sale of securities	641	(52,397)
Unrealized (gains) losses on equity securities	449,795	(32,918)
Change in fair value of funds withheld embedded derivative	282,217	202,647
Amortization of investment securities, net	43,567	44,015
Deferred acquisition costs capitalized	(108,618)	(97,971)
Deferred acquisition costs amortized	275,698	270,057
Value of business acquired amortized	23,105	23,105
Interest credited on deposit type contracts	304,017	373,779
(Increase) decrease in operating assets:
Change in funds withheld	(454,194)	(584,526)
Investment income due and accrued	184,610	(50,084)
Reinsurance related assets	8,627	48,813
Other assets	166,827	1,120,029
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,213,223	1,176,713
Dividend accumulation	548	929
Advance premiums	30,829	89,741
Other liabilities	11,493	9,632
Accounts payable and accrued expenses	11,612	(1,365,104)
Net cash provided by operating activities	1,307,109	847,587

Cash Flows from investing activities:
Purchase of fixed income investments	(459,249)	-
Purchase of equity investments	(843,310)	(139,813)
Purchase of mortgage investments	(2,101,335)	(391,388)
Proceeds from fixed income sales and repayments	204,538	183,632
Proceeds from equity sales	309,668	52,469
Proceeds from mortgage repayments	2,528,264	124,086
Transfers from (to) funds withheld	-	300,000
Increase in policy loans	(40,629)	(2,978)
Purchase of property, equipment and software	(3,602)	-
Net cash provided by (used in) investing activities	(405,655)	126,008

Cash Flows from financing activities:
Receipts on deposit-type contracts	1,129,420	972,879
Withdrawals on deposit-type contracts	(567,239)	(606,835)
Proceeds received from issuance of common stock, net of costs of issuance	7,171	(39,954)
Net cash provided by financing activities	569,352	326,090

Net increase in cash and cash equivalents	1,470,806	1,299,685

Cash and Cash Equivalents:
Beginning	7,955,348	4,320,759
Ending	$9,426,154	$5,620,444

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$379,827	$681,594
Funds withheld assumed withdrawals on deposit-type contracts	(260,972)	(155,649)
Commissions and expense allowances deducted from funds withheld	(277,439)	(276,279)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2023. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2021.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2022, and December 31, 2021, USAC had 7,746,672 and 7,745,404 common shares issued and outstanding, respectively.

Loss per share attributable to USAC’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2022 and 2021 were 7,745,827 and 7,741,879 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net loss per common share is the same for the three months ended March 31, 2022 and 2021.

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

The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity as the Company does not have any significant leases as a lessee.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2. Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$303,323	$118,186	$-	$421,509
Corporate bonds	19,585,022	528,783	(783,127)	19,330,678
Municipal bonds	6,225,836	223,399	(136,324)	6,312,911
Redeemable preferred stock	4,052,415	6,148	(145,617)	3,912,946
Mortgage backed and asset backed securities	5,747,087	1,534	(344,426)	5,404,195
Total available for sale	$35,913,683	$878,050	$(1,409,494)	$35,382,239

	December 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$303,195	$144,570	$-	$447,765
Corporate bonds	19,397,461	2,101,518	(177,700)	21,321,279
Municipal bonds	6,306,387	671,263	(14,292)	6,963,358
Redeemable preferred stock	3,612,625	29,995	(21,094)	3,621,526
Mortgage backed and asset backed securities	5,636,371	22,617	(70,259)	5,588,729
Total available for sale	$35,256,039	$2,969,963	$(283,345)	$37,942,657

The amortized cost and fair value of debt securities as of March 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$305,632	$315,121	$-	$-
After one year through five years	1,874,111	1,882,969	1,987,421	2,087,132
After five years through ten years	2,346,784	2,453,756	2,540,089	2,865,020
More than 10 years	21,587,654	21,413,252	21,479,533	23,780,250
Redeemable preferred stocks	4,052,415	3,912,946	3,612,625	3,621,526
Mortgage backed and asset backed securities	5,747,087	5,404,195	5,636,371	5,588,729
Total amortized cost and fair value	$35,913,683	$35,382,239	$35,256,039	$37,942,657

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended March 31, 2022 and 2021 were $3,042,470 and $360,187, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2022	2021
Gross gains	$1,900	$52,792
Gross losses	(2,541)	(395)
Realized gains (losses)	$(641)	$52,397

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2022
	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$5,384,361	$(218,165)	$3,195,514	$(564,962)	$8,579,875	$(783,127)
Municipal bonds	1,041,440	(130,162)	102,397	(6,162)	1,143,837	(136,324)
Redeemable preferred stock	3,598,631	(145,617)	-	-	3,598,631	(145,617)
Mortgage backed and asset backed securities	4,182,609	(258,949)	932,518	(85,477)	5,115,127	(344,426)
Total fixed maturities	$14,207,041	$(752,893)	$4,230,429	$(656,601)	$18,437,470	$(1,409,494)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2021
Available for sale:
Fixed maturities:
Corporate bonds	$4,496,456	$(177,700)	$-	$-	$4,496,456	$(177,700)
Municipal bonds	927,122	(14,292)	-	-	927,122	(14,292)
Redeemable preferred stock	1,394,650	(21,094)	-	-	1,394,650	(21,094)
Mortgage backed and asset backed securities	4,386,306	(70,259)	-	-	4,386,306	(70,259)
Total fixed maturities	$11,204,534	$(283,345)	$-	$-	$11,204,534	$(283,345)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of March 31, 2022 was 129, which represented an unrealized loss of $1,409,494 of the aggregate carrying value of those securities. The 129 securities breakdown as follows: 54 bonds, 60 mortgage and asset backed securities, and 15 redeemable preferred stock. The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2021 was 76, which represented an unrealized loss of $283,345 of the aggregate carrying value of those securities. The 76 securities breakdown as follows: 29 bonds, 41 mortgage and asset backed securities, and 6 redeemable preferred stock.The Company determined that no securities were considered to be other-than-temporarily impaired as of March 31, 2022 and December 31, 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Commercial mortgage loans by property type
Condominium	$1,323,740	$1,960,547
Multi-property	1,564,501	1,157,950
Multi-family	337,971	534,645
Total commercial mortgages	$3,226,212	$3,653,142

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Loan to value ratio
Over 60 to 70%	$1,323,740	$1,960,547
Over 40 to 50%	337,971	339,335
Over 30 to 40%	-	195,310
Over 10 to 20%	1,564,501	1,157,950
Total	$3,226,212	$3,653,142

The Company’s mortgage loans by maturity date as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Maturity Date
One year or less	$1,323,740	$2,155,857
After one year through five years	1,902,472	1,497,285
Total	$3,226,212	$3,653,142

The Company had no mortgage loans that were on non-accrued status as of March 31, 2022 and December 31, 2021.  The were no mortgage loans delinquent on payments due the Company as of March 31, 2022 and December 31, 2021.  In addition, the Company did not establish a valuation allowance on any mortgage loans as of March 31, 2022 and December 31, 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Fixed maturities	$275,333	$277,489
Mortgages	27,391	72,917
Equity securities	154,674	147,931
Funds withheld	700,308	827,997
Cash and cash equivalents	460	308
	1,158,166	1,326,642
Less investment expenses	(6,544)	(27,650)
	$1,151,622	$1,298,992

Net Investment Gains

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive loss. For the three months ended March 31, 2022, net investment losses is comprised of $449,795 of unrealized losses on our equity portfolio, net realized losses of $641, and a loss on the change in the fair value of our embedded derivative on funds withheld of $282,217. For the three months ended March 31, 2021, net investment losses is comprised of $32,918 of unrealized gains on our equity portfolio, net realized gains of $52,397 and a loss on the change in the fair value of our embedded derivative on funds withheld of $202,647.

Note 3.     Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consists solely of embedded derivatives on funds withheld on coinsurance assets.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	March 31, 2022		December 31, 2021
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$262,551	$-	$544,768	$-	Funds withheld

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Three Months Ending	Three Months Ending	Balance
	March 31, 2022	March 31, 2021	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:

Change in funds withheld embedded derivative	$(282,217)	$(202,647)	Net investment losses

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s fund withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three months ended March 31, 2022 and 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$421,509	$-	$421,509	$-
Corporate bonds	19,330,678	-	19,149,078	181,600
Municipal bonds	6,312,911	-	6,312,911	-
Redeemable preferred stock	3,912,946	-	3,912,946	-
Mortgage backed and asset backed securities	5,404,195	-	5,404,195	-
Total fixed maturities	35,382,239	-	35,200,639	181,600
Equities:
Common stock	7,164,863	7,071,763	93,100	-
Preferred stock	1,629,038	-	1,629,038	-
Total equities	8,793,901	7,071,763	1,722,138	-
Funds withheld embedded derivative	262,551	-	-	262,551
Total	$44,438,691	$7,071,763	$36,922,777	$444,151

	December 31, 2021
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$447,765	$-	$447,765	$-
Corporate bonds	21,321,279	-	21,139,679	181,600
Municipal bonds	6,963,358	-	6,963,358	-
Redeemable preferred stock	3,621,526	-	3,621,526	-
Mortgage backed and asset backed securities	5,588,729	-	5,588,729	-
Total fixed maturities	37,942,657	-	37,761,057	181,600
Equities:
Common stock	7,319,584	7,226,584	93,000	-
Preferred stock	1,837,609	-	1,837,609	-
Total equities	9,157,193	7,226,584	1,930,609	-
Funds withheld embedded derivative	544,768	-	-	544,768
Total	$47,644,618	$7,226,584	$39,691,666	$726,368

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Three Months Ended March 31, 2022	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$181,600	$544,768
Investment related losses	-	(282,217)
Fair value, end of period	$181,600	$262,551

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$9,426,154	$9,426,154	$9,426,154	$-	$-
Mortgage loans on real estate	3,226,212	3,226,212	-	-	3,226,212
Investment income due and accrued	513,894	513,894	-	-	513,894
Funds withheld	49,010,741	49,273,292	-	-	49,273,292
Policy loans	213,970	213,970	-	-	213,970
Total Financial Assets (excluding available for sale investments)	$62,390,971	$62,653,522	$9,426,154	$-	$53,227,368

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	76,552,926	73,006,033	-	-	73,006,033
Total Financial Liabilities	$78,552,926	$75,006,033	$-	$-	$75,006,033

	December 31, 2021

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,955,348	$7,955,348	$7,955,348	$-	$-
Mortgage loans on real estate	3,653,142	3,653,142	-	-	3,653,142
Investment income due and accrued	698,504	698,504	-	-	698,504
Funds withheld	48,474,206	49,018,974	-	-	49,018,974
Policy loans	173,341	173,341	-	-	173,341
Total Financial Assets (excluding available for sale investments)	$60,954,541	$61,499,309	$7,955,348	$-	$53,543,961

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	75,567,873	78,359,733	-	-	78,359,733
Total Financial Liabilities	$77,567,873	$80,359,733	$-	$-	$80,359,733

Note 5.    Income Tax Provision

No income tax expense or (benefit) has been reflected for the three months ended March 31, 2022 and 2021 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset.

The net operating loss carryforwards for the Company are $9,198,976 as of December 31, 2021 and estimated to be $9,500,000 as of March 31, 2022. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $1,560,767 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company has evaluated subsequent events through May 11, 2022, the date on which the consolidated financial statements were issued.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into the 2017 ALSC Agreement to assume 100% of a certain block of life insurance policies from ALSC. On April 15, 2020, with an effective date of January 1, 2020, the Company entered into the 2020 ALSC Agreement to assume a quota share percentage of a block of annuity policies. As of December 31, 2020, the Company had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020, USALSC entered into an agreement with ALSC, which provided for ASLC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ASLC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which was recorded in other income for the year ended December 31, 2020.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgages, and equity securities. Fixed maturity and equity securities, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income. Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.  Equity securities, classified as available for sale, are carried at fair value in the consolidated balance sheets with unrealized gains or losses recorded in net income (loss).

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

Value of Business Acquired

Value of business acquired ("VOBA") represents the estimated value assigned to purchased companies or insurance in- force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive loss as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

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

Embedded Derivatives

The Company has entered into coinsurance funds withheld arrangement with ALSC which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. Embedded derivatives, which are reported with the host instrument on the consolidated balance sheets in funds withheld under coinsurance agreement, are reported at fair value with changes in fair value recognized in the consolidated statements of comprehensive loss in net investment losses.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the three months ended March 31, 2022 and 2021 is summarized in the table below.

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Income:
Premium income	$3,362,256	$3,047,177
Net investment income	1,151,622	1,298,992
Net investment losses	(732,653)	(117,332)
Other income	79,565	79,428
Total income	$3,860,790	$4,308,265

Our 2022 first three months total income decreased to $3,860,790, a decrease of $447,475 or 10% from the 2021 first three months total income of $4,308,265. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income and is the driver of the reduced first quarter total income.

Premium income: Premium income for the first three months of 2022 was $3,362,256 compared to $3,047,177 in the first three months of 2021, an increase of $315,079 or 10%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended March 31, 2022 and 2021 are summarized in the following table.

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Direct	$2,376,534	$2,123,679
Assumed	1,287,815	1,197,748
Ceded	(302,093)	(274,250)
Total	$3,362,256	$3,047,177

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Fixed maturities	$275,333	$277,489
Mortgages	27,391	72,917
Equity securities	154,674	147,931
Funds withheld	700,308	827,997
Cash and cash equivalents	460	308
	1,158,166	1,326,642
Less investment expenses	(6,544)	(27,650)
	$1,151,622	$1,298,992

Net investment income for the first three months of 2022 was $1,151,622, compared to $1,298,992 in 2021, a decrease of $147,370 or 11%. This decrease in investment income is primarily a result of decreased income in our funds withheld account..

Net investments gains (losses): Net investment losses for the three months ended March 31, 2022 were $732,653, compared to $117,332 for the same period in 2021, an increase of $615,321 or 524%. The increase in net investment losses is attributable to unrealized losses on our equity portfolio and funds withheld account. Net investment losses for the three months ended March 31, 2022 were comprised of $732,012 of unrealized losses in our equity portfolio and funds withheld asset and realized losses of $641. Net investment losses for the three months ended March 31, 2021 were comprised of $169,729 of unrealized losses in our equity portfolio and realized gains of $52,397. Realized gains and losses related to the sale of securities for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2022	2021
Gross gains	$1,900	$52,792
Gross losses	(2,541)	(395)
Realized gains (losses)	$(641)	$52,397

Other income: Other income for the three months ended March 31, 2022 was $79,565 compared to $79,428 in the same period in 2021, an increase of $137.

Expenses. Expenses for the three months ended March 31, 2022 and 2021 are summarized in the table below.

	Three Months Ended March 31,
	2022	2021
Expenses:	(unaudited)
Death claims	$797,288	$571,164
Policyholder benefits	1,659,985	1,692,601
Increase in policyholder reserves	1,196,350	1,196,921
Commissions, net of deferrals	190,334	179,208
Amortization of deferred acquisition costs	275,698	270,057
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	324,059	256,028
Other operating expenses	541,402	455,398
Total expense	$5,008,221	$4,644,482

Death claims: Death benefits were $797,288 in the quarter ended March 31, 2022 compared to $571,164 for 2021, an increase of $226,124 or 40%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Policyholder benefits: Policyholder benefits were $1,659,985 in the three months ended March 31, 2022 compared to $1,692,601 in the same period in 2021, a decrease of $32,616 or 2%. The primary driver of this decrease is a reduction in surrender benefit payments.

Increase in policyholder reserves: The increase in policyholder reserves decreased to $1,196,350 in the three months ended March 31, 2022, compared to $1,196,921 in 2021, a decrease of $571. The growth in reserves was offset by increased pre-need claims which reduce reserves.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $190,334 in the three months ended March 31, 2022, compared to $179,208 in 2021, an increase of $11,126 or 6%. This increase is due to an increase in premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $275,698 in the quarter ended March 31, 2022, compared to $270,057 in 2021, an increase of $5,641 or 2%. The increase is driven by the normal amortization pattern of our deferred acquisition cost asset.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $23,105 in the three months ended March 31, 2022 and 2021. In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $354,059 for the three months ended March 31, 2022, compared to $256,028 in 2021, an increase of $68,031 or 27%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $541,402 in the quarter ended March 31, 2022, compared to $455,398 in 2021, an increase of $86,004 or 19%.  The increase was driven by increased premium tax and information technology expenses.

Net loss: Our net loss was $1,147,431 in the three months ended March 31, 2022 compared to a net loss of $336,217 in 2021, an increase of $811,214. Our net loss per share was $0.15 compared to a net loss per share of $0.04 in 2021, basic and diluted.  Of the Company's $0.15 loss per share in the first quarter of 2022, $0.09 was attributable to unrealized losses on our equity portfolio and funds withheld asset.

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $119,379,271 as of March 31, 2022, a decrease of $2,105,563 or 2% from December 31, 2021. This is primarily the result of a decrease of $3,218,556 in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of March 31, 2022, we had available for sale fixed maturity assets of $35,382,239, a decrease of $2,560,418 or 7% from the December 31, 2021 balance of $37,942,657. The decrease is driven by a decrease of $3,218,556 in the market value of these securities. Assuming we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.  Compliance with GAAP accounting rules requires that these temporary changes be reflected in our asset values and shareholders equity.

Equity securities, at fair value: As of March 31, 2022, we had available for sale equity assets of $8,793,901, a decrease of $363,292 or 4% from the December 31, 2021 balance of $9,157,193. This decrease is the result of a decline of $449,795 in the fair value of these securities.  Changes in the fair value of our equity securities are reflected in our asset values and in net income.

Mortgage loans on real estate: As of March 31, 2022, we had mortgage loans on real estate of $3,226,212 a decrease of $426,930 or 12% from the December 31, 2021 balance of $3,653,142. The decrease is the result of mortgage loan paydowns.

Funds withheld under coinsurance agreement, at fair value: As of March 31, 2022, we had funds withheld assets of $49,273,292, an increase of $254,318 or 1% from the December 31, 2021 balance of $49,018,974. The growth represents investment returns in the funds withheld account.

Policy loans: As of March 31, 2022, our policy loans were $213,970, an increase of $40,629 or 23% from the December 31, 2021 balance of $173,341. The increase is a result of increased policy loan activity.

Real estate, net of depreciation: As of March 31, 2022, we had real estate assets of $1,395,782 related to the purchase of our home office building, a decrease of $7,355 from the December 31, 2021 balance of $1,403,137. The decrease is the result of depreciation.

Cash and cash equivalents: As of March 31, 2022, we had cash and cash equivalent assets of $9,426,154, an increase of $1,470,806 or 19% from the December 31, 2021 balance of $7,955,348. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of March 31, 2022, our investment income due and accrued was $513,894 compared to $698,504 as of December 31, 2021, a decrease of $184,610 or 26%. This decrease is attributable to investment activity.

Reinsurance related assets: As of March 31, 2022, we had no reinsurance related assets compared to $3,438 as of December 31, 2021. This decrease is the result of amounts due to and from ALSC under our 2020 ALSC agreement.

Deferred acquisition costs, net: As of March 31, 2022, our deferred acquisition costs were $6,187,795 compared to $6,354,875 as of December 31, 2021, a decrease of $167,080 or 3%. The decrease is the amortization of DAC related to our 2020 ALSC agreement.

Value of business acquired, net: As of March 31, 2022 our value of business acquired asset was $2,587,708 compared to $2,610,813 as of December 31, 2021, a decrease of $23,105 or 1%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of March 31, 2022 our property, equipment and software assets were $93,199, an increase of $414 from the December 31, 2021 balance of $92,785. This is the result of new purchases offset by amortization of these assets.

Goodwill: As of March 31, 2022 and December 31, 2021, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $1,560,767 as of March 31, 2022 and December 31, 2021. No change in the net deferred tax asset was recorded in the first quarter.

Other assets: As of March 31, 2022, our other assets were $446,816, a decrease of $135,502 or 23% from the December 31, 2021 balance of $582,318. This decrease was driven by a securities receivable balance paid in the quarter.

Liabilities. Our total liabilities were $106,155,836 as of March 31, 2022, an increase of $2,252,758 or 2% from our December 31, 2021 liabilities of $103,903,078. This increase is driven by growth in our policy liabilities.

Policy liabilities: Our total policy liabilities as of March 31, 2022 were $103,256,595 compared to $101,026,942 as of December 31, 2021, an increase of $2,229,653 or 2%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of March 31, 2022, our accounts payable and accrued expenses were $700,677 compared to $689,065 as of December 31, 2021, an increase of $11,612 or 2%. The increase is driven by normal business activity.

Federal Home Loan Bank advance: As of March 31, 2022 and December 31, 2021, the Company has outstanding advances of $2,000,000 with the Federal Home Loan Bank of Topeka.  The advances were taken to create liquidity and investment opportunities.

Other liabilities: As of March 31, 2022, our other liabilities were $198,564, an increase of $11,493 from the December 31, 2021 balance of $187,071. The increase is the result of normal business activities.

Shareholders’ Equity. Our shareholders’ equity was $13,223,435 as of March 31, 2022, a decrease of $4,358,321 from our December 31, 2021 shareholders’ equity of $17,581,756. The reduction in shareholders’ equity was driven by a decrease in other comprehensive income and by our net loss. Other comprehensive income consists of the unrealized gains and losses on our fixed maturity portfolio. The decrease in other comprehensive income is the result of higher interest rates which decreases the market value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$421,509	0.4%	$447,765	0.4%
Corporate bonds	19,330,678	18.0%	21,321,279	19.6%
Municipal bonds	6,312,911	5.9%	6,963,358	6.4%
Redeemable preferred stocks	3,912,946	3.6%	3,621,526	3.3%
Mortgage backed and asset backed securities	5,404,195	5.0%	5,588,729	5.1%
Total fixed maturities	35,382,239	32.9%	37,942,657	34.8%
Mortgage loans	3,226,212	3.0%	3,653,142	3.3%
Equities:
Common stock	7,164,863	6.7%	7,319,584	6.7%
Preferred stock	1,629,038	1.5%	1,837,609	1.7%
Total equities	8,793,901	8.2%	9,157,193	8.4%
Funds withheld	49,273,292	45.8%	49,018,974	44.9%
Real estate, net of depreciation	1,395,782	1.3%	1,403,137	1.3%
Cash and cash equivalents	9,426,154	8.8%	7,955,348	7.3%
Total	$107,497,580	100.0%	$109,130,451	100.0%

The total value of our investments and cash and cash equivalents decreased to $107,497,580 as of March 31, 2022 from $109,130,451 at December 31, 2021, a decrease of $1,632,871. Decreases in investments are primarily attributable to a reduction in the market value of our fixed maturity securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$862,699	2.4%	$914,862	2.4%
AA	9,073,602	25.6%	9,999,588	26.4%
A	7,386,272	20.9%	8,140,616	21.5%
BBB	14,701,442	41.6%	15,719,874	41.3%
BB	3,130,536	8.9%	2,986,117	7.9%
B	46,088	0.1%	-	0.0%
Not Rated - Private Placement	181,600	0.5%	181,600	0.5%
Total	$35,382,239	100.0%	$37,942,657	100.0%

The amortized cost and fair value of debt securities as of March 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$305,632	$315,121	$-	$-
After one year through five years	1,874,111	1,882,969	1,987,421	2,087,132
After five years through ten years	2,346,784	2,453,756	2,540,089	2,865,020
More than 10 years	21,587,654	21,413,252	21,479,533	23,780,250
Redeemable preferred stocks	4,052,415	3,912,946	3,612,625	3,621,526
Mortgage backed and asset backed securities	5,747,087	5,404,195	5,636,371	5,588,729
Total amortized cost and fair value	$35,913,683	$35,382,239	$35,256,039	$37,942,657

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

Net cash provided by operating activities was $1,307,109 for the quarter ended March 31, 2022. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $405,655. The primary use of cash was the purchase of fixed maturity and equity investments. Cash provided by financing activities was $569,352. The primary sources of cash were receipts on deposit-type contracts.

At March 31, 2022, we had cash and cash equivalents totaling $9,426,154. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2022, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

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

During the quarter ended March 31, 2022, the Company issued 1,268 shares of common stock, for aggregate consideration of $8,876, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares are sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

US Alliance Corporation
(Registrant)

Date	May 12, 2022
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman