Form 10-Q
period 2022-06-30
US Alliance Corp
filed 2022-08-11
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.10 par value

7,746,922 shares outstanding

as of August 2, 2022

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Investments:
Available for sale fixed maturity securities (amortized cost: $35,888,401 and $35,256,039 as of June 30, 2022 and December 31, 2021, respectively)	$32,198,208	$37,942,657
Equity securities, at fair value	7,764,065	9,157,193
Mortgage loans on real estate	4,063,276	3,653,142
Funds withheld under coinsurance agreement, at fair value	49,681,473	49,018,974
Policy loans	49,645	173,341
Real estate, net of depreciation	1,388,427	1,403,137
Total investments	95,145,094	101,348,444

Cash and cash equivalents	9,472,845	7,955,348
Investment income due and accrued	567,974	698,504
Reinsurance related assets	-	3,438
Deferred acquisition costs, net	6,002,490	6,354,875
Value of business acquired, net	2,564,603	2,610,813
Property, equipment and software, net	141,491	92,785
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	1,560,767	1,560,767
Other assets	1,199,014	582,318
Total assets	$116,931,820	$121,484,834

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$78,769,056	$75,567,873
Policyholder benefit reserves	27,357,838	25,204,578
Dividend accumulation	119,761	118,262
Advance premiums	137,811	136,229
Total policy liabilities	106,384,466	101,026,942

Accounts payable and accrued expenses	223,458	689,065
Federal Home Loan Bank advance	1,000,000	2,000,000
Other liabilities	834,653	187,071
Total liabilities	108,442,577	103,903,078

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,746,922 and 7,745,404 shares as of June 30, 2022 and December 31, 2021, respectively	774,693	774,541
Additional paid-in capital	22,955,458	22,948,637
Accumulated deficit	(11,385,828)	(8,663,152)
Accumulated other comprehensive income (loss)	(3,855,080)	2,521,730
Total shareholders' equity	8,489,243	17,581,756

Total liabilities and shareholders' equity	$116,931,820	$121,484,834

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Income:	(unaudited)		(unaudited)
Premium income	$6,726,209	$6,352,098	$3,363,953	$3,304,921
Net investment income	2,570,687	2,631,572	1,419,065	1,332,580
Net investment gains (losses)	(2,154,307)	73,790	(1,421,654)	191,122
Other income	160,186	157,402	80,621	77,974
Total income	7,302,775	9,214,862	3,441,985	4,906,597

Expenses:
Death claims	1,525,175	1,101,796	727,887	530,632
Policyholder benefits	3,613,384	3,448,788	1,953,399	1,745,769
Increase in policyholder reserves	2,143,630	2,332,241	947,280	1,145,738
Commissions, net of deferrals	392,215	373,461	201,881	194,253
Amortization of deferred acquisition costs	581,904	554,865	306,206	284,808
Amortization of value of business acquired	46,210	46,210	23,105	23,105
Salaries & benefits	684,320	538,195	360,261	282,167
Other operating expenses	1,038,613	940,820	497,211	485,422
Total expense	10,025,451	9,336,376	5,017,230	4,691,894

Net income (loss)	$(2,722,676)	$(121,514)	$(1,575,245)	$214,703

Net income (loss) per common share, basic and diluted	$(0.35)	$(0.02)	$(0.20)	$0.03

Unrealized net holding gains (losses) arising during the period, net of tax	(6,376,041)	(786,174)	(3,157,631)	1,493,525
Reclassification adjustment for gains included in net income (loss)	(769)	(113,049)	(1,118)	(126,899)

Other comprehensive income (loss)	(6,376,810)	(899,223)	(3,158,749)	1,366,626

Comprehensive income (loss)	$(9,099,486)	$(1,020,737)	$(4,733,994)	$1,581,329

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Six and Three Months Ended June 30, 2022 and 2021 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	3,917	391	27,028	-	-	27,419
Costs associated with common stock issued	-	-	(92,157)	-	-	(92,157)
Other comprehensive loss	-	-	-	(899,223)	-	(899,223)
Net loss	-	-	-	-	(121,514)	(121,514)
Balance, June 30, 2021	7,745,404	$774,541	$22,998,144	$2,665,652	$(9,119,021)	$17,319,316

Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,518	152	10,474	-	-	10,626
Costs associated with common stock issued	-	-	(3,653)	-	-	(3,653)
Other comprehensive loss	-	-	-	(6,376,810)	-	(6,376,810)
Net loss	-	-	-	-	(2,722,676)	(2,722,676)
Balance, June 30, 2022	7,746,922	$774,693	$22,955,458	$(3,855,080)	$(11,385,828)	$8,489,243

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, March 31, 2021	7,742,573	$774,258	$23,023,211	$1,299,026	$(9,333,724)	$15,762,771
Common stock issued, $7 per share	2,831	283	19,534	-	-	19,817
Costs associated with common stock issued	-	-	(44,601)	-	-	(44,601)
Other comprehensive income	-	-	-	1,366,626	-	1,366,626
Net income	-	-	-	-	214,703	214,703
Balance, June 30, 2021	7,745,404	$774,541	$22,998,144	$2,665,652	$(9,119,021)	$17,319,316

Balance, March 31, 2022	7,746,672	$774,668	$22,955,681	$(696,331)	$(9,810,583)	$13,223,435
Common stock issued, $7 per share	250	25	1,725	-	-	1,750
Costs associated with common stock issued	-	-	(1,948)	-	-	(1,948)
Other comprehensive loss	-	-	-	(3,158,749)	-	(3,158,749)
Net loss	-	-	-	-	(1,575,245)	(1,575,245)
Balance, June 30, 2022	7,746,922	$774,693	$22,955,458	$(3,855,080)	$(11,385,828)	$8,489,243

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash Flows from operating activities:	(unaudited)
Net loss	$(2,722,676)	$(121,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,407	16,628
Net (gains) losses realized on the sale of securities	(623)	(215,613)
Unrealized (gains) losses on equity securities	1,463,629	(103,297)
Change in fair value of funds withheld embedded derivative	691,300	245,120
Amortization of investment securities, net	82,645	88,887
Deferred acquisition costs capitalized	(229,519)	(215,483)
Deferred acquisition costs amortized	581,904	554,865
Value of business acquired amortized	46,210	46,210
Interest credited on deposit type contracts	832,549	911,256
(Increase) decrease in operating assets:
Change in funds withheld	(1,055,238)	(1,197,116)
Investment income due and accrued	130,530	(147,457)
Reinsurance related assets	(647,898)	(102,892)
Other assets	(232,267)	824,443
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,153,260	2,331,913
Dividend accumulation	1,499	1,872
Advance premiums	1,582	(2,073)
Other liabilities	647,582	703,212
Accounts payable and accrued expenses	(465,607)	(1,372,153)
Net cash provided by operating activities	1,301,269	2,246,808

Cash Flows from investing activities:
Purchase of fixed income investments	(933,183)	(913,512)
Purchase of equity investments	(937,554)	(598,398)
Purchase of mortgage investments	(3,494,797)	(1,013,404)
Proceeds from fixed income sales and repayments	662,943	1,006,231
Proceeds from equity sales	422,909	422,035
Proceeds from mortgage repayments	3,084,662	1,482,567
Transfers from funds withheld	-	300,000
(Increase) decrease in policy loans	123,696	(63)
Purchase of property, equipment and software	(56,401)	(31,276)
Net cash provided by (used in) investing activities	(1,127,725)	654,180

Cash Flows from financing activities:
Receipts on deposit-type contracts	3,365,026	2,124,176
Withdrawals on deposit-type contracts	(1,028,046)	(1,083,954)
Repayment of FHLB advance	(1,000,000)	-
Proceeds received from issuance of common stock, net of costs of issuance	6,973	(64,738)
Net cash provided by financing activities	1,343,953	975,484

Net increase in cash and cash equivalents	1,517,497	3,876,472

Cash and Cash Equivalents:
Beginning	7,955,348	4,320,759
Ending	$9,472,845	$8,197,231

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$601,270	$1,409,036
Funds withheld assumed withdrawals on deposit-type contracts	(569,616)	(889,113)
Commissions and expense allowances deducted from funds withheld	(950,700)	(923,920)

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants associated with this offering expired on April 1, 2016. The Company further extended this offering to February 24, 2023. During the fourth quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2021.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2022, and December 31, 2021, USAC had 7,746,922 and 7,745,404 common shares issued and outstanding, respectively.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the six months ended June 30, 2022 and 2021 were 7,746,069 and 7,742,384 shares, respectively. The weighted average number of shares outstanding during the three months ended June 30, 2022 and 2021 were 7,746,755 and 7,743,517 shares, respectively.  Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net income (loss) per common share is the same for the six and three months ended June 30, 2022 and 2021.

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

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance (Accounting Standards Update 2019-12) for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance was effective for the quarters ending and after March 31, 2021. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance was effective for reporting periods beginning after December 15, 2019.  Early adoption was permitted for reporting periods beginning after December 15, 2018.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2022. The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.    Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$303,451	$55,858	$-	$359,309
Corporate bonds	19,563,739	11,855	(2,344,887)	17,230,707
Municipal bonds	5,911,439	36,258	(386,509)	5,561,188
Redeemable preferred stock	4,044,005	-	(495,473)	3,548,532
Mortgage backed and asset backed securities	6,065,767	1,373	(568,668)	5,498,472
Total available for sale	$35,888,401	$105,344	$(3,795,537)	$32,198,208

	December 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$303,195	$144,570	$-	$447,765
Corporate bonds	19,397,461	2,101,518	(177,700)	21,321,279
Municipal bonds	6,306,387	671,263	(14,292)	6,963,358
Redeemable preferred stock	3,612,625	29,995	(21,094)	3,621,526
Mortgage backed and asset backed securities	5,636,371	22,617	(70,259)	5,588,729
Total available for sale	$35,256,039	$2,969,963	$(283,345)	$37,942,657

The amortized cost and fair value of debt securities as of June 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$408,288	$413,641	$-	$-
After one year through five years	1,767,797	1,730,772	1,987,421	2,087,132
After five years through ten years	2,434,768	2,401,025	2,540,089	2,865,020
More than 10 years	21,167,776	18,605,766	21,479,533	23,780,250
Redeemable preferred stocks	4,044,005	3,548,532	3,612,625	3,621,526
Mortgage backed and asset backed securities	6,065,767	5,498,472	5,636,371	5,588,729
Total amortized cost and fair value	$35,888,401	$32,198,208	$35,256,039	$37,942,657

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the six months ended June 30, 2022 and 2021 were $4,170,514 and $2,910,833, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2022	2021
Gross gains	$3,164	$216,011
Gross losses	(2,541)	(398)
Realized gains	$623	$215,613

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended June 30, 2022 and 2021 were $1,128,044 and $2,550,646, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2022	2021
Gross gains	$1,264	$163,220
Gross losses	-	(3)
Net security losses	$1,264	$163,217

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2022
Available for sale:	(unaudited)
Fixed maturities:
Corporate bonds	$13,035,236	$(1,427,669)	$2,833,974	$(917,218)	$15,869,210	$(2,344,887)
Municipal bonds	4,072,408	(374,802)	96,376	(11,707)	4,168,784	(386,509)
Redeemable preferred stock	3,548,532	(495,473)	-	-	3,548,532	(495,473)
Mortgage backed and asset backed securities	4,395,703	(442,709)	830,312	(125,959)	5,226,015	(568,668)
Total fixed maturities	$25,051,879	$(2,740,653)	$3,760,662	$(1,054,884)	$28,812,541	$(3,795,537)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2021
Available for sale:
Fixed maturities:
Corporate bonds	$4,496,456	$(177,700)	$-	$-	$4,496,456	$(177,700)
Municipal bonds	927,122	(14,292)	-	-	927,122	(14,292)
Redeemable preferred stock	1,394,650	(21,094)	-	-	1,394,650	(21,094)
Mortgage backed and asset backed securities	4,386,306	(70,259)	-	-	4,386,306	(70,259)
Total fixed maturities	$11,204,534	$(283,345)	$-	$-	$11,204,534	$(283,345)

Table
of Contents

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

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of June 30, 2022 was 196, which represented an unrealized loss of $3,795,537 of the aggregate carrying value of those securities. The 196 securities breakdown as follows: 118 bonds, 62 mortgage and asset backed securities, and 16 redeemable preferred stock. The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2021 was 76, which represented an unrealized loss of $283,345 of the aggregate carrying value of those securities. The 76 securities breakdown as follows: 29 bonds, 41 mortgage and asset backed securities, and 6 redeemable preferred stock.The Company determined that no securities were considered to be other-than-temporarily impaired as of June 30, 2022 and December 31, 2021.

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Commercial mortgage loans by property type	(unaudited)
Condominium	$1,547,202	$1,960,547
Multi-property	1,179,501	1,157,950
Multi-family	336,573	534,645
Retail	1,000,000	-
Total commercial mortgages	$4,063,276	$3,653,142

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Loan to value ratio	(unaudited)
Over 60 to 70%	$2,547,202	$1,960,547
Over 40 to 50%	336,573	339,335
Over 30 to 40%	-	195,310
Over 10 to 20%	1,179,501	1,157,950
Total	$4,063,276	$3,653,142

The Company’s mortgage loans by maturity date as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Maturity Date	(unaudited)
One year or less	$1,547,202	$2,155,857
After one year through five years	2,516,074	1,497,285
Total	$4,063,276	$3,653,142

The Company had no mortgage loans that were on non-accrued status as of June 30, 2022 and December 31, 2021.  The were no mortgage loans delinquent on payments due the Company as of June 30, 2022 and December 31, 2021.  In addition, the Company did not establish a valuation allowance on any mortgage loans as of June 30, 2022 and December 31, 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Fixed maturities	$559,262	$553,641
Mortgages	116,350	189,259
Equity securities	312,498	302,641
Funds withheld	1,621,509	1,649,276
Cash and cash equivalents	5,471	868
	2,615,090	2,695,685
Less investment expenses	(44,403)	(64,113)
	$2,570,687	$2,631,572

The components of net investment income for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,
	2022	2021
	(unaudited)
Fixed maturities	$283,929	$276,152
Mortgages	88,959	$116,342
Equity securities	157,824	154,710
Funds withheld	921,201	821,279
Cash and cash equivalents	5,011	560
	1,456,924	1,369,043
Less investment expenses	(37,859)	(36,463)
	$1,419,065	$1,332,580

Net Investment Gains

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive loss. For the six months ended June 30, 2022, net investment losses is comprised of $1,463,629 of unrealized losses on our equity portfolio, net realized gains of $623, and a loss on the change in the fair value of our embedded derivative on funds withheld of $691,300. For the six months ended June 30, 2021, net investment gains is comprised of $103,297 of unrealized gains on our equity portfolio, net realized gains of $215,613 and a loss on the change in the fair value of our embedded derivative on funds withheld of $245,120. For the three months ended June 30, 2022, net investment losses is comprised of $1,013,834 of unrealized losses on our equity portfolio, net realized gains of $1,264, and a loss on the change in the fair value of our embedded derivative on funds withheld of $409,083. For the three months ended June 30, 2021, net investment gains is comprised of $70,378 of unrealized gains on our equity portfolio, net realized gains of $163,217 and a loss on the change in the fair value of our embedded derivative on funds withheld of $42,473.

Note 3.    Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consists solely of embedded derivatives on funds withheld on coinsurance assets.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	June 30, 2022		December 31, 2021
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:	(unaudited)
Embedded derivatives:
Funds withheld embedded derivative	$-	$146,532	$544,768	$-	Funds withheld

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Six Months Ending	Six Months Ending	Balance
	June 30, 2022	June 30, 2021	Reported In
Derivatives:	(unaudited)	(unaudited)
Embedded derivatives:
Change in funds withheld embedded derivative	$(691,300)	$(245,120)	Net investment losses

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three and six months ended June 30, 2022 and 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$359,309	$-	$359,309	$-
Corporate bonds	17,230,707	-	17,049,107	181,600
Municipal bonds	5,561,188	-	5,561,188	-
Redeemable preferred stock	3,548,532	-	3,548,532	-
Mortgage backed and asset backed securities	5,498,472	-	5,498,472	-
Total fixed maturities	32,198,208	-	32,016,608	181,600
Equities:
Common stock	6,298,209	6,204,809	93,400	-
Preferred stock	1,465,856	-	1,465,856	-
Total equities	7,764,065	6,204,809	1,559,256	-
Funds withheld embedded derivative	(146,532)	-	-	(146,532)
Total	$39,815,741	$6,204,809	$33,575,864	$35,068

	December 31, 2021
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$447,765	$-	$447,765	$-
Corporate bonds	21,321,279	-	21,139,679	181,600
Municipal bonds	6,963,358	-	6,963,358	-
Redeemable preferred stock	3,621,526	-	3,621,526	-
Mortgage backed and asset backed securities	5,588,729	-	5,588,729	-
Total fixed maturities	37,942,657	-	37,761,057	181,600
Equities:
Common stock	7,319,584	7,226,584	93,000	-
Preferred stock	1,837,609	-	1,837,609	-
Total equities	9,157,193	7,226,584	1,930,609	-
Funds withheld embedded derivative	544,768	-	-	544,768
Total	$47,644,618	$7,226,584	$39,691,666	$726,368

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Six Months Ended June 30, 2022	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$181,600	$544,768
Investment related losses	-	(691,300)
Fair value, end of period	$181,600	$(146,532)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

For the Three Months Ended June 30, 2022	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$181,600	$262,551
Investment related gains (losses), net	-	(409,083)
Fair value, end of period	$181,600	$(146,532)

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

Table of Con
tents

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$9,472,845	$9,472,845	$9,472,845	$-	$-
Mortgage loans on real estate	4,063,276	4,063,276	-	-	4,063,276
Investment income due and accrued	567,974	567,974	-	-	567,974
Funds withheld	49,828,005	49,681,473	-	-	49,681,473
Policy loans	49,645	49,645	-	-	49,645
Total Financial Assets (excluding available for sale investments)	$63,981,745	$63,835,213	$9,472,845	$-	$54,362,368

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,769,056	71,117,548	-	-	71,117,548
Total Financial Liabilities	$79,769,056	$72,117,548	$-	$-	$72,117,548

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,955,348	$7,955,348	$7,955,348	$-	$-
Mortgage loans on real estate	3,653,142	3,653,142	-	-	3,653,142
Investment income due and accrued	698,504	698,504	-	-	698,504
Funds withheld	48,474,206	49,018,974	-	-	49,018,974
Policy loans	173,341	173,341	-	-	173,341
Total Financial Assets (excluding available for sale investments)	$60,954,541	$61,499,309	$7,955,348	$-	$53,543,961

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	75,567,873	78,359,733	-	-	78,359,733
Total Financial Liabilities	$77,567,873	$80,359,733	$-	$-	$80,359,733

Note 5.    Income Tax Provision

No income tax expense or (benefit) has been reflected for the six and three months ended June 30, 2022 and 2021 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset.

The net operating loss carryforwards for the Company are $9,198,976 as of December 31, 2021 and estimated to be $9,500,000 as of June 30, 2022. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $1,560,767 as of both June 30, 2022 and December 31, 2021.

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

The Company has evaluated subsequent events through August 11, 2022, the date on which the consolidated financial statements were issued.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, USALSC entered into an agreement (the "2017 ALSC Agreement") with American Life & Security Company ("ALSC") to assume 100% of a certain block of life insurance policies from ALSC. On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into an agreement (the "2020 ALSC Agreement") with ALSC to assume a quota share percentage of a block of annuity policies. As of December 31, 2020, USALSC had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020, DCIC entered into an agreement (teh ("ALSC 2020 Assumption Agreement") with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ALSC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which was recorded in other income for the year ended December 31, 2020.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgages, and equity securities. Fixed maturity securities, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income. Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.  Equity securities are carried at fair value in the consolidated balance sheets with unrealized gains or losses recorded in net income (loss).

We have a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security, or it is more likely than not that we would be required to sell a security, prior to the recovery of the amortized cost. New England Asset Management ("NEAM") and 1505 Capital, our investment managers, provide support to the Company in making these determinations.

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

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of comprehensive loss.  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement, the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended), which will occur in the third quarter of 2022.   The Company will record the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.  Interest income is accrued on the principal amount of the mortgage loans based on its contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until probable that the Company will not receive interest or the loan is 90 days past due.  Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of comprehensive income (loss).

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

Effective December 31, 2020, DCLIC acquired a block of life insurance policies according to the terms of the 2020 ALSC Assumption Agreement. The Company acquired fixed maturity securities and cash of $9,181,100, assumed liabilities of $10,972,785 and recorded VOBA of $2,163,542.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. 9 of this quarterly report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the six months ended June 30, 2022 and 2021 is summarized in the table below.

	Six Months Ended June 30,
	2022	2021
Income:	(unaudited)
Premium income	$6,726,209	$6,352,098
Net investment income	2,570,687	2,631,572
Net investment gains (losses)	(2,154,307)	73,790
Other income	160,186	157,402
Total income	$7,302,775	$9,214,862

Our 2022 first six months total income decreased to $7,302,775, a decrease of $1,912,087 or 21% from the 2021 first six months total income of $9,214,862. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income and is the driver of the reduced first six months total income.

Total income for the three months ended June 30, 2022 and 2021 is summarized in the table below.

	Three Months Ended June 30,
	2022	2021
Income:	(unaudited)
Premium income	$3,363,953	$3,304,921
Net investment income	1,419,065	1,332,580
Net investment gains (losses)	(1,421,654)	191,122
Other income	80,621	77,974
Total income	$3,441,985	$4,906,597

Our 2022 second quarter total income decreased to $3,441,985 from $4,906,597, a decrease of $1,464,612 or 30%. The decrease is driven by net investment losses recognized during the period.

Premium income: Premium income for the first six months of 2022 was $6,726,209 compared to $6,352,098 in the first six months of 2021, an increase of $374,111 or 6%. The increase was driven by an increase in direct single and recurring premiums. Although it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focus on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the six months ended June 30, 2022 and 2021 are summarized in the following table.

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Direct	$4,795,093	$4,498,017
Assumed	2,522,928	2,372,355
Ceded	(591,812)	(518,274)
Total	$6,726,209	$6,352,098

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium income for the second quarter of 2022 was $3,363,953 compared to $3,304,921 in the second quarter of 2021, an increase of $59,032 or 2%. The increase was driven by an increase in direct single and recurring premiums. Though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focus on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended June 30, 2022 and 2021 are summarized in the following table.

	Three Months ended June 30,
	2022	2021
	(unaudited)
Direct	$2,418,559	$2,374,338
Assumed	1,235,113	1,174,607
Ceded	(289,719)	(244,024)
Total	$3,363,953	$3,304,921

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Fixed maturities	$559,262	$553,641
Mortgages	116,350	189,259
Equity securities	312,498	302,641
Funds withheld	1,621,509	1,649,276
Cash and cash equivalents	5,471	868
	2,615,090	2,695,685
Less investment expenses	(44,403)	(64,113)
	$2,570,687	$2,631,572

Net investment income for the first six months of 2022 was $2,570,687, compared to $2,631,572 in 2021, a decrease of $60,885 or 2%. This decrease in investment income is primarily a result of decreased mortgage income .

The components of net investment income for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,
	2022	2021
	(unaudited)
Fixed maturities	$283,929	$276,152
Mortgages	88,959	$116,342
Equity securities	157,824	154,710
Funds withheld	921,201	821,279
Cash and cash equivalents	5,011	560
	1,456,924	1,369,043
Less investment expenses	(37,859)	(36,463)
	$1,419,065	$1,332,580

Net investment income for the second quarter of 2022 was $1,419,065, compared to $1,332,580 in 2021, an increase of $86,485 or 6%.

Net investments gains (losses): Net investment losses for the six months ended June 30, 2022 were $2,154,307, compared to gains of $73,790 for the same period in 2021, an increase of $2,228,097. The increase in net investment losses is attributable to unrealized losses on our equity portfolio and funds withheld account. Net investment losses for the six months ended June 30, 2022 were comprised of $2,154,930 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $623. Net investment gains for the six months ended June 30, 2021 were comprised of $141,823 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $215,613. Realized gains and losses related to the sale of securities for the six months ended June 30, 2022 and 2021 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2022	2021
Gross gains	$3,164	$216,011
Gross losses	(2,541)	(398)
Realized gains	$623	$215,613

Net investment losses for the three months ended June 30, 2022 were $1,421,654, compared to gains of $191,122 for the same period in 2021, an increase of $1,612,776. The increase in net investment losses is attributable to unrealized losses on our equity portfolio and funds withheld account. Net investment losses for the three months ended June 30, 2022 were comprised of $1,422,918 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $1,264. Net investment gains for the three months ended June 30, 2021 were comprised of $27,906 of unrealized gains in our equity portfolio and funds withheld asset and realized gains of $163,217. Realized gains and losses related to the sale of securities for the three months ended June 30, 2022 and 2021 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2022	2021
Gross gains	$1,264	$163,220
Gross losses	-	(3)
Net security losses	$1,264	$163,217

Other income: Other income for the six months ended June 30, 2022 was $160,186 compared to $157,402 in the same period in 2021, an increase of $2,784. Other income for the three months ended June 30, 2022 was $80,621 compared to $77,974 in the same period in 2021, an increase of $2,647.

Expenses. Expenses for the six months ended June 30, 2022 and 2021 are summarized in the table below.

	Six Months Ended June 30,
	2022	2021
Expenses:	(unaudited)
Death claims	$1,525,175	$1,101,796
Policyholder benefits	3,613,384	3,448,788
Increase in policyholder reserves	2,143,630	2,332,241
Commissions, net of deferrals	392,215	373,461
Amortization of deferred acquisition costs	581,904	554,865
Amortization of value of business acquired	46,210	46,210
Salaries & benefits	684,320	538,195
Other operating expenses	1,038,613	940,820
Total expense	$10,025,451	$9,336,376

Expenses for the three months ended June 30, 2022 and 2021 are summarized in the table below.

	Three Months Ended June 30,
	2022	2021
Expenses:	(unaudited)
Death claims	$727,887	$530,632
Policyholder benefits	1,953,399	1,745,769
Increase in policyholder reserves	947,280	1,145,738
Commissions, net of deferrals	201,881	194,253
Amortization of deferred acquisition costs	306,206	284,808
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	360,261	282,167
Other operating expenses	497,211	485,422
Total expense	$5,017,230	$4,691,894

Death claims: Death benefits were $1,525,175 in the six months ended June 30, 2022 compared to $1,101,796 for 2021, an increase of $423,379 or 38%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Death benefits were $727,887 in the three months ended June 30, 2022 compared to $530,632 for 2021, an increase of $197,255 or 37%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Policyholder benefits: Policyholder benefits were $3,613,384 in the six months ended June 30, 2022 compared to $3,448,788 in the same period in 2021, an increase of $164,596 or 5%. The primary driver of this increase is increased surrender benefit payments.

Policyholder benefits were $1,953,399 in the three months ended June 30, 2022 compared to $1,745,769 in the same period in 2021, an increase of $207,630 or 12%. The primary driver of this increase is increased surrender benefit payments.

Increase in policyholder reserves: The increase in policyholder reserves decreased to $2,143,630 in the six months ended June 30, 2022, compared to $2,332,241 in 2021, a decrease of $188,611 or 8%. The growth in reserves was offset by increased pre-need claims which reduce reserves.

The increase in policyholder reserves decreased to $947,280 in the three months ended June 30, 2022, compared to $1,145,738 in 2021, a decrease of $198,458 or 17%. The growth in reserves was offset by increased pre-need claims which reduce reserves.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $392,215 in the six months ended June 30, 2022, compared to $373,461 in 2021, an increase of $18,754 or 5%. This increase is due to an increase in premiums.

The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $201,881 in the three months ended June 30, 2022, compared to $194,253 in 2021, an increase of $7,628 or 4%. This increase is due to an increase in premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $581,904 in the six months ended June 30, 2022, compared to $554,865 in 2021, an increase of $27,039 or 5%. The increase is driven by the normal amortization pattern of our deferred acquisition cost asset.

The amortization of DAC was $306,206 in the three months ended June 30, 2022, compared to $284,808 in 2021, an increase of $21,398 or 8%. The increase is driven by the normal amortization pattern of our deferred acquisition cost asset.

Amortization of value of business acquired: The amortization of VOBA was $46,210 in the six months ended June 30, 2022 and 2021. In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $23,105 in the three months ended June 30, 2022 and 2021.

Salaries and benefits: Salaries and benefits were $684,320 for the six months ended June 30, 2022, compared to $538,195 in 2021, an increase of $146,125 or 27%. The increase was driven by increased employee compensation costs and additional team members.

Salaries and benefits were $360,261 for the three months ended June 30, 2022, compared to $282,167 in 2021, an increase of $78,094 or 28%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $1,038,613 in the six months ended June 30, 2022, compared to $940,820 in 2021, an increase of $97,793 or 10%.  The increase was driven by increased premium tax and information technology expenses.

Other operating expenses were $497,211 in the three months ended June 30, 2022, compared to $485,422 in 2021, an increase of $11,789 or 2%.  The increase was driven by increased information technology expenses.

Net loss: Our net loss was $2,722,676 in the six months ended June 30, 2022 compared to a net loss of $121,514 in 2021, an increase of $2,601,162 or 2041%. Our net loss per share was $0.35 compared to a net loss per share of $0.02 in 2021, basic and diluted.  Of the Company's $0.35 loss per share in the first six months of 2022, $0.28 was attributable to unrealized losses on our equity portfolio and funds withheld asset. Our net loss was $1,575,245 in the three months ended June 30, 2022 compared to net income of $214,703 in 2021, an increase of $1,789,948. Our net loss per share was $0.20 compared to a net income per share of $0.03 in 2021, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $116,931,820 as of June 30, 2022, a decrease of $4,553,014 or 4% from December 31, 2021. This is primarily the result of a decrease of $6,376,810 in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of June 30, 2022, we had available for sale fixed maturity assets of $32,198,208, a decrease of $5,744,449 or 15% from the December 31, 2021 balance of $37,942,657. The decrease is driven by a decrease of $6,376,810 in the market value of these securities. Assuming we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.  Compliance with GAAP accounting rules requires that these temporary changes be reflected in our asset values and shareholders equity.

Equity securities, at fair value: As of June 30, 2022, we had available for sale equity assets of $7,764,065, a decrease of $1,393,128 or 15% from the December 31, 2021 balance of $9,157,193. This decrease is the result of a decline of $1,463,629 in the fair value of these securities.  Changes in the fair value of our equity securities are reflected in our asset values and in net income.

Mortgage loans on real estate: As of June 30, 2022, we had mortgage loans on real estate of $4,063,276 an increase of $410,134 or 11% from the December 31, 2021 balance of $3,653,142. The increase is the result of the acquisition of new mortgage loan participations.

Funds withheld under coinsurance agreement, at fair value: As of June 30, 2022, we had funds withheld assets of $49,681,473, an increase of $662,499 or 1% from the December 31, 2021 balance of $49,018,974. The growth represents investment returns in the funds withheld account.

Policy loans: As of June 30, 2022, our policy loans were $49,645, a decrease of $123,696 or 71% from the December 31, 2021 balance of $173,341. The decrease is a result of automatic premium loans being repaid.

Real estate, net of depreciation: As of June 30, 2022, we had real estate assets of $1,388,427 related to the purchase of our home office building, a decrease of $14,710 from the December 31, 2021 balance of $1,403,137. The decrease is the result of depreciation.

Cash and cash equivalents: As of June 30, 2022, we had cash and cash equivalent assets of $9,472,845, an increase of $1,517,497 or 19% from the December 31, 2021 balance of $7,955,348. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of June 30, 2022, our investment income due and accrued was $567,974 compared to $698,504 as of December 31, 2021, a decrease of $130,530 or 19%. This decrease is attributable to investment activity.

Reinsurance related assets: As of June 30, 2022, we had no reinsurance related assets compared to $3,438 as of December 31, 2021. This decrease is the result of amounts due to and from ALSC under our 2020 ALSC agreement.

Deferred acquisition costs, net: As of June 30, 2022, our deferred acquisition costs were $6,002,490 compared to $6,354,875 as of December 31, 2021, a decrease of $352,385 or 6%. The decrease is the amortization of DAC related to our 2020 ALSC agreement.

Value of business acquired, net: As of June 30, 2022 our VOBA asset was $2,564,603 compared to $2,610,813 as of December 31, 2021, a decrease of $46,210 or 2%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of June 30, 2022 our property, equipment and software assets were $141,491, an increase of $48,706 from the December 31, 2021 balance of $92,785. This is the result of new purchases offset by amortization of these assets.

Goodwill: As of June 30, 2022 and December 31, 2021, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $1,560,767 as of June 30, 2022 and December 31, 2021. No change in the net deferred tax asset was recorded in the first six months of 2022.

Other assets: As of June 30, 2022, our other assets were $1,199,014, an increase of $616,696 or 106% from the December 31, 2021 balance of $582,318. This increase was driven by an increase in pre-paid assets and federal income tax receivable.

Liabilities. Our total liabilities were $108,442,577 as of June 30, 2022, an increase of $4,539,499 or 4% from our December 31, 2021 liabilities of $103,903,078. This increase is driven by growth in our policy liabilities.

Policy liabilities: Our total policy liabilities as of June 30, 2022 were $106,384,466 compared to $101,026,942 as of December 31, 2021, an increase of $5,357,524 or 5%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of June 30, 2022, our accounts payable and accrued expenses were $223,458 compared to $689,065 as of December 31, 2021, a decrease of $465,607 or 68%. The decrease is driven by the payment of federal income taxes payable.

Federal Home Loan Bank advance: As of June 30, 2022 the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka compared to outstanding advances of $2,000,000 as of December 31, 2021.  This decrease is the the result of the Company's repayment f two $500,000 advances during the second quarter.

Other liabilities: As of June 30, 2022, our other liabilities were $834,653, an increase of $647,582 from the December 31, 2021 balance of $187,071. The increase is the result of amounts due to reinsurers.

Shareholders’ Equity. Our shareholders’ equity was $8,489,243 as of June 30, 2022, a decrease of $9,092,513 from our December 31, 2021 shareholders’ equity of $17,581,756. The reduction in shareholders’ equity was driven by a decrease in other comprehensive income (loss) and by our net loss. Other comprehensive income (loss) consists of the unrealized gains and losses on our fixed maturity portfolio. For the six months ended June 30, 2022, the unrealized losses in our fixed maturity portfolio totaled $6,376,810.  The decrease in other comprehensive income (loss) is the result of higher interest rates which decreases the market value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$359,309	0.3%	$447,765	0.4%
Corporate bonds	17,230,707	16.5%	21,321,279	19.6%
Municipal bonds	5,561,188	5.3%	6,963,358	6.4%
Redeemable preferred stocks	3,548,532	3.4%	3,621,526	3.3%
Mortgage backed and asset backed securities	5,498,472	5.3%	5,588,729	5.1%
Total fixed maturities	32,198,208	30.8%	37,942,657	34.8%
Mortgage loans	4,063,276	3.9%	3,653,142	3.3%
Equities:
Common stock	6,298,209	6.0%	7,319,584	6.7%
Preferred stock	1,465,856	1.4%	1,837,609	1.7%
Total equities	7,764,065	7.4%	9,157,193	8.4%
Funds withheld	49,681,473	47.5%	49,018,974	44.9%
Real estate, net of depreciation	1,388,427	1.3%	1,403,137	1.3%
Cash and cash equivalents	9,472,845	9.1%	7,955,348	7.3%
Total	$104,568,294	100.0%	$109,130,451	100.0%

The total value of our investments and cash and cash equivalents decreased to $104,568,294 as of June 30, 2022 from $109,130,451 at December 31, 2021, a decrease of $4,562,157. Decreases in investments are primarily attributable to a reduction in the market value of our fixed maturity securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$789,876	2.5%	$914,862	2.4%
AA	8,122,869	25.2%	9,999,588	26.4%
A	7,036,252	21.9%	8,140,616	21.5%
BBB	13,658,063	42.3%	15,719,874	41.3%
BB	2,405,634	7.5%	2,986,117	7.9%
B	3,914	0.0%	-	0.0%
Not Rated - Private Placement	181,600	0.6%	181,600	0.5%
Total	$32,198,208	100.0%	$37,942,657	100.0%

The amortized cost and fair value of debt securities as of June 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$408,288	$413,641	$-	$-
After one year through five years	1,767,797	1,730,772	1,987,421	2,087,132
After five years through ten years	2,434,768	2,401,025	2,540,089	2,865,020
More than 10 years	21,167,776	18,605,766	21,479,533	23,780,250
Redeemable preferred stocks	4,044,005	3,548,532	3,612,625	3,621,526
Mortgage backed and asset backed securities	6,065,767	5,498,472	5,636,371	5,588,729
Total amortized cost and fair value	$35,888,401	$32,198,208	$35,256,039	$37,942,657

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the effects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position. Death claims have increased by 38% from the prior year, but it is currently impossible quantify the amount of such increase that can be attributed to COVID-19 deaths and deaths not directly attributable to COVID-19.

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

Net cash provided by operating activities was $1,301,269 for the six months ended June 30, 2022. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,127,725. The primary use of cash was the purchase of fixed maturity, mortgage loan, and equity investments. Cash provided by financing activities was $1,343,953. The primary sources of cash were receipts on deposit-type contracts.

At June 30, 2022, we had cash and cash equivalents totaling $9,472,845. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six and three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2022, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

During the quarter ended June 30, 2022, the Company issued 250 shares of common stock, for aggregate consideration of $1,750, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares are sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

US Alliance
Corporation
(Registrant)

Date	August 11, 2022
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman