Form 10-Q
period 2022-09-30
US Alliance Corp
filed 2022-11-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Common stock, $0.10 par value

7,746,922 shares outstanding

as of November 2, 2022

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $38,126,591 and $35,256,039 as of September 30, 2022 and December 31, 2021, respectively)	$32,501,793	$37,942,657
Equity securities, at fair value	7,666,651	9,157,193
Mortgage loans on real estate	4,107,300	3,653,142
Funds withheld under coinsurance agreement, at fair value	49,090,320	49,018,974
Policy loans	34,702	173,341
Real estate, net of depreciation	1,381,071	1,403,137
Total investments	94,781,837	101,348,444

Cash and cash equivalents	9,388,262	7,955,348
Investment income due and accrued	614,021	698,504
Reinsurance related assets	278,969	3,438
Deferred acquisition costs, net	5,812,727	6,354,875
Value of business acquired, net	2,541,498	2,610,813
Property, equipment and software, net	136,982	92,785
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	1,560,767	1,560,767
Other assets	1,490,883	582,318
Total assets	$116,883,488	$121,484,834

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$79,193,197	$75,567,873
Policyholder benefit reserves	28,612,696	25,204,578
Dividend accumulation	120,720	118,262
Advance premiums	158,397	136,229
Total policy liabilities	108,085,010	101,026,942

Accounts payable and accrued expenses	207,173	689,065
Federal Home Loan Bank advance	1,000,000	2,000,000
Other liabilities	1,288,097	187,071
Total liabilities	110,580,280	103,903,078

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,746,922 and 7,745,404 shares as of September 30, 2022 and December 31, 2021, respectively	774,693	774,541
Additional paid-in capital	22,955,458	22,948,637
Accumulated deficit	(11,637,258)	(8,663,152)
Accumulated other comprehensive income (loss)	(5,789,685)	2,521,730
Total shareholders' equity	6,303,208	17,581,756

Total liabilities and shareholders' equity	$116,883,488	$121,484,834

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Income:
Premium income	$10,023,670	$9,212,137	$3,297,461	$2,860,039
Net investment income	4,429,292	4,143,127	1,858,605	1,511,555
Net investment losses	(2,809,802)	(202,742)	(655,495)	(276,532)
Other income	252,899	237,901	92,713	80,497
Total income	11,896,059	13,390,423	4,593,284	4,175,559

Expenses:
Death claims	2,216,965	1,702,615	691,540	600,819
Policyholder benefits	5,149,048	4,783,193	1,535,914	1,344,823
Increase in policyholder reserves	3,393,766	3,310,238	1,250,136	967,579
Commissions, net of deferrals	560,549	542,536	168,334	169,075
Amortization of deferred acquisition costs	900,532	916,698	318,628	361,833
Amortization of value of business acquired	69,315	69,315	23,105	23,105
Salaries & benefits	1,046,368	890,615	362,048	352,421
Other operating expenses	1,533,622	1,363,578	495,009	422,753
Total expense	14,870,165	13,578,788	4,844,714	4,242,408

Net loss	$(2,974,106)	$(188,365)	$(251,430)	$(66,849)

Net loss per common share, basic and diluted	$(0.38)	$(0.02)	$(0.03)	$(0.01)

Unrealized net holding losses arising during the period, net of tax	(8,326,556)	(987,801)	(1,950,515)	(201,627)
Reclassification adjustment for (gains) losses included in net loss	15,141	(115,452)	15,910	(2,403)

Other comprehensive loss	(8,311,415)	(1,103,253)	(1,934,605)	(204,030)

Comprehensive loss	$(11,285,521)	$(1,291,618)	$(2,186,035)	$(270,879)

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Nine and Three Months Ended September 30, 2022 and 2021 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	3,917	391	27,028	-	-	27,419
Costs associated with common stock issued	-	-	(125,709)	-	-	(125,709)
Other comprehensive loss	-	-	-	(1,103,253)	-	(1,103,253)
Net loss	-	-	-	-	(188,365)	(188,365)
Balance, September 30, 2021	7,745,404	$774,541	$22,964,592	$2,461,622	$(9,185,872)	$17,014,883

Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,518	152	10,474	-	-	10,626
Costs associated with common stock issued	-	-	(3,653)	-	-	(3,653)
Other comprehensive loss	-	-	-	(8,311,415)	-	(8,311,415)
Net loss	-	-	-	-	(2,974,106)	(2,974,106)
Balance, September 30, 2022	7,746,922	$774,693	$22,955,458	$(5,789,685)	$(11,637,258)	$6,303,208

See Notes to Consolidated Financial Statements (unaudited).

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, June 30, 2021	7,745,404	$774,541	$22,998,144	$2,665,652	$(9,119,023)	$17,319,314
Common stock issued, $7 per share	-	-	-	-	-	-
Costs associated with common stock issued	-	-	(33,552)	-	-	(33,552)
Other comprehensive loss	-	-	-	(204,030)	-	(204,030)
Net loss	-	-	-	-	(66,849)	(66,849)
Balance, September 30, 2021	7,745,404	$774,541	$22,964,592	$2,461,622	$(9,185,872)	$17,014,883

Balance, June 30, 2022	7,746,922	$774,693	$22,955,458	$(3,855,080)	$(11,385,828)	$8,489,243
Common stock issued, $7 per share	-	-	-	-	-	-
Costs associated with common stock issued	-	-	-	-	-	-
Other comprehensive loss	-	-	-	(1,934,605)	-	(1,934,605)
Net loss	-	-	-	-	(251,430)	(251,430)
Balance, September 30, 2022	7,746,922	$774,693	$22,955,458	$(5,789,685)	$(11,637,258)	$6,303,208

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash Flows from operating activities:
Net loss	$(2,974,106)	$(188,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,269	25,912
Net (gains) losses realized on the sale of securities	15,288	(218,013)
Unrealized (gains) losses on equity securities	1,704,079	(63,119)
Change in fair value of funds withheld embedded derivative	1,090,435	483,874
Amortization of investment securities, net	122,226	134,482
Deferred acquisition costs capitalized	(358,384)	(338,108)
Deferred acquisition costs amortized	900,532	916,698
Value of business acquired amortized	69,315	69,315
Interest credited on deposit type contracts	1,221,761	1,257,102
(Increase) decrease in operating assets:
Change in funds withheld	(1,672,678)	(1,982,017)
Investment income due and accrued	84,483	(209,789)
Reinsurance related assets	(259,236)	(42,598)
Other assets	(689,873)	1,209,724
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	3,408,118	3,292,676
Dividend Accumulation	2,458	2,816
Advance premiums	22,168	24,868
Other liabilities	1,101,026	823,821
Accounts payable and accrued expenses	(481,892)	(1,356,088)
Net cash provided by operating activities	3,339,989	3,843,191

Cash Flows from investing activities:
Purchase of fixed income investments	(3,568,922)	(2,450,108)
Purchase of equity investments	(1,196,212)	(948,197)
Purchase of mortgage investments	(4,020,252)	(2,254,095)
Proceeds from fixed income sales and repayments	1,120,625	1,304,582
Proceeds from equity sales	422,909	422,035
Proceeds from mortgage repayments	3,566,093	1,644,799
Transfers from funds withheld	-	200,000
(Increase) decrease in policy loans	138,639	(14,820)
Purchase of property, equipment and software	(56,401)	(78,037)
Net cash used in investing activities	(3,593,521)	(2,173,841)

Cash Flows from financing activities:
Receipts on deposit-type contracts	4,431,894	3,210,990
Withdrawals on deposit-type contracts	(1,752,421)	(1,423,980)
Repayment of FHLB advance	(1,000,000)	-
Proceeds received from issuance of common stock, net of costs of issuance	6,973	(98,290)
Net cash provided by financing activities	1,686,446	1,688,720

Net increase in cash and cash equivalents	1,432,914	3,358,070

Cash and Cash Equivalents:
Beginning	7,955,348	4,320,759
Ending	$9,388,262	$7,678,829

See Notes to Consolidated Financial Statements (unaudited).

US Alliance Corporation
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$639,610	$1,370,136
Funds withheld assumed withdrawals on deposit-type contracts	(915,520)	(1,388,702)
Commissions and expense allowances deducted from funds withheld	(908,074)	(936,355)

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

The results of operation for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2021.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska, Oklahoma, Wyoming, South Dakota, Montana, Utah, and Kentucky. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana.

Reclassifications: Certain reclassifications of a minor nature have been made to prior-year balances to conform to current-year presentation with no net impact to net loss/income or equity.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2022, and December 31, 2021, USAC had 7,746,922 and 7,745,404 common shares issued and outstanding, respectively.

Loss per share attributable to USAC’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the nine months ended September 30, 2022 and 2021 were 7,746,187 and 7,742,894 shares, respectively. The weighted average number of shares outstanding during the three months ended September 30, 2022 and 2021 were 7,746,922 and 7,745,404 shares, respectively.  Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the nine and three months ended September 30, 2022 and 2021.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.    Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$303,580	$22,594	$-	$326,174
Corporate bonds	19,492,309	1,395	(3,589,357)	15,904,347
Municipal bonds	6,233,800	4,564	(743,494)	5,494,870
Redeemable preferred stock	4,154,969	344	(517,897)	3,637,416
Mortgage backed and asset backed securities	7,941,933	7,099	(810,046)	7,138,986
Total available for sale	$38,126,591	$35,996	$(5,660,794)	$32,501,793

	December 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$303,195	$144,570	$-	$447,765
Corporate bonds	19,397,461	2,101,518	(177,700)	21,321,279
Municipal bonds	6,306,387	671,263	(14,292)	6,963,358
Redeemable preferred stock	3,612,625	29,995	(21,094)	3,621,526
Mortgage backed and asset backed securities	5,636,371	22,617	(70,259)	5,588,729
Total available for sale	$35,256,039	$2,969,963	$(283,345)	$37,942,657

The amortized cost and fair value of debt securities as of September 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$509,710	$510,596	$-	$-
After one year through five years	1,661,229	1,576,823	1,987,421	2,087,132
After five years through ten years	2,496,373	2,309,064	2,540,089	2,865,020
More than 10 years	21,362,377	17,328,908	21,479,533	23,780,250
Redeemable preferred stocks	4,154,969	3,637,416	3,612,625	3,621,526
Mortgage backed and asset backed securities	7,941,933	7,138,986	5,636,371	5,588,729
Total amortized cost and fair value	$38,126,591	$32,501,793	$35,256,039	$37,942,657

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the nine months ended September 30, 2022 and 2021 were $5,109,627 and $3,371,416, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2022	2021
Gross gains	$3,617	$218,411
Gross losses	(18,905)	(398)
Realized gains (losses)	$(15,288)	$218,013

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended September 30, 2022 and 2021 were $939,113 and $460,583, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2022	2021
Gross gains	$453	$2,400
Gross losses	(16,364)	-
Realized gains (losses)	$(15,911)	$2,400

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2022	(unaudited)
Available for sale:
Fixed maturities:
Corporate bonds	$12,863,731	$(2,450,764)	$2,756,147	$(1,138,593)	$15,619,878	$(3,589,357)
Municipal bonds	4,966,342	(667,730)	319,229	(75,764)	5,285,571	(743,494)
Redeemable preferred stock	3,093,948	(474,776)	268,125	(43,121)	3,362,073	(517,897)
Mortgage backed and asset backed securities	3,956,982	(374,841)	2,199,861	(435,205)	6,156,843	(810,046)
Total fixed maturities	$24,881,003	$(3,968,111)	$5,543,362	$(1,692,683)	$30,424,365	$(5,660,794)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2021
Available for sale:
Fixed maturities:
Corporate bonds	$4,496,456	$(177,700)	$-	$-	$4,496,456	$(177,700)
Municipal bonds	927,122	(14,292)	-	-	927,122	(14,292)
Redeemable preferred stock	1,394,650	(21,094)	-	-	1,394,650	(21,094)
Mortgage backed and asset backed securities	4,386,306	(70,259)	-	-	4,386,306	(70,259)
Total fixed maturities	$11,204,534	$(283,345)	$-	$-	$11,204,534	$(283,345)

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

The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of September 30, 2022 was 218, which represented an unrealized loss of $5,660,794 of the aggregate carrying value of those securities. The 218 securities breakdown as follows: 136 bonds, 66 mortgage and asset backed securities, and 16 redeemable preferred stock. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of December 31, 2021 was 76, which represented an unrealized loss of $283,345 of the aggregate carrying value of those securities. The 76 securities breakdown as follows: 29 bonds, 41 mortgage and asset backed securities, and 6 redeemable preferred stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of September 30, 2022 and December 31, 2021.

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Commercial mortgage loans by property type
Condominium	$1,622,657	$1,960,547
Multi-property	1,149,502	1,157,950
Multi-family	335,141	534,645
Retail	1,000,000	-
Total commercial mortgages	$4,107,300	$3,653,142

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Loan to value ratio
Over 60 to 70%	$2,622,657	$1,960,547
Over 40 to 50%	335,141	339,335
Over 30 to 40%	-	195,310
Over 10 to 20%	1,149,502	1,157,950
Total	$4,107,300	$3,653,142

The Company’s mortgage loans by maturity date as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Maturity Date
One year or less	$1,622,657	$2,155,857
After one year through five years	2,484,643	1,497,285
Total	$4,107,300	$3,653,142

The Company had no mortgage loans that were on non-accrued status as of September 30, 2022 and December 31, 2021.  The were no mortgage loans delinquent on payments due the Company as of September 30, 2022 and December 31, 2021.  In addition, the Company did not establish a valuation allowance on any mortgage loans as of September 30, 2022 and December 31, 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Fixed maturities	$856,256	$834,464
Mortgages	207,865	281,718
Equity securities	488,436	453,809
Funds withheld	2,932,068	2,675,956
Cash and cash equivalents	26,797	1,285
	4,511,422	4,247,232
Less investment expenses	(82,130)	(104,105)
	$4,429,292	$4,143,127

The components of net investment income for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
	2022	2021
	(unaudited)
Fixed maturities	$296,994	$280,823
Mortgages	91,515	$92,459
Equity securities	175,938	151,168
Funds withheld	1,310,559	1,026,680
Cash and cash equivalents	21,326	417
	1,896,332	1,551,547
Less investment expenses	(37,727)	(39,992)
	$1,858,605	$1,511,555

Net Investment Gains (Losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive loss. For the nine months ended September 30, 2022, net investment losses is comprised of $1,704,079 of unrealized losses on our equity portfolio, net realized losses of $15,288, and a loss on the change in the fair value of our embedded derivative on funds withheld of $1,090,435. For the nine months ended September 30, 2021, net investment losses is comprised of $63,119 of unrealized gains on our equity portfolio, net realized gains of $218,013 and a loss on the change in the fair value of our embedded derivative on funds withheld of $483,874. For the three months ended September 30, 2022, net investment losses is comprised of $240,450 of unrealized losses on our equity portfolio, net realized losses of $15,911, and a loss on the change in the fair value of our embedded derivative on funds withheld of $399,134. For the three months ended September 30, 2021, net investment losses is comprised of $40,178 of unrealized losses on our equity portfolio, net realized gains of $2,400 and a loss on the change in the fair value of our embedded derivative on funds withheld of $238,754.

Note 3.    Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consists solely of embedded derivatives on funds withheld on coinsurance assets.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	September 30, 2022		December 31, 2021
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$-	$545,666	$544,768	$-	Funds withheld

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Nine Months Ending	Nine Months Ending	Balance
	September 30, 2022	September 30, 2021	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$(1,090,435)	$(483,874)	Net investment losses

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three and nine months ended September 30, 2022 and 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$326,174	$-	$326,174	$-
Corporate bonds	15,904,347	-	15,722,747	181,600
Municipal bonds	5,494,870	-	5,494,870	-
Redeemable preferred stock	3,637,416	-	3,637,416	-
Mortgage backed and asset backed securities	7,138,986	-	7,138,986	-
Total fixed maturities	32,501,793	-	32,320,193	181,600
Equities:
Common stock	6,257,140	6,163,240	93,900	-
Preferred stock	1,409,511	-	1,409,511	-
Total equities	7,666,651	6,163,240	1,503,411	-
Funds withheld embedded derivative	(545,666)	-	-	(545,666)
Total	$39,622,778	$6,163,240	$33,823,604	$(364,066)

	December 31, 2021
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$447,765	$-	$447,765	$-
Corporate bonds	21,321,279	-	21,139,679	181,600
Municipal bonds	6,963,358	-	6,963,358	-
Redeemable preferred stock	3,621,526	-	3,621,526	-
Mortgage backed and asset backed securities	5,588,729	-	5,588,729	-
Total fixed maturities	37,942,657	-	37,761,057	181,600
Equities:
Common stock	7,319,584	7,226,584	93,000	-
Preferred stock	1,837,609	-	1,837,609	-
Total equities	9,157,193	7,226,584	1,930,609	-
Funds withheld embedded derivative	544,768	-	-	544,768
Total	$47,644,618	$7,226,584	$39,691,666	$726,368

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the Nine Months Ended September 30, 2022	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$181,600	$544,768
Investment related losses	-	(1,090,434)
Fair value, end of period	$181,600	$(545,666)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

For the Three Months Ended September 30, 2022	Corporate	Funds
	Bonds	Withheld
Fair value, beginning of period	$181,600	$(146,532)
Investment related gains (losses), net	-	(399,134)
Fair value, end of period	$181,600	$(545,666)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$9,388,262	$9,388,262	$9,388,262	$-	$-
Mortgage loans on real estate	4,107,300	4,107,300	-	-	4,107,300
Investment income due and accrued	614,021	614,021	-	-	614,021
Funds withheld	49,635,986	49,090,320	-	-	49,090,320
Policy loans	34,702	34,702	-	-	34,702
Total Financial Assets (excluding available for sale investments)	$63,780,271	$63,234,605	$9,388,262	$-	$53,846,343

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	79,193,197	67,052,494	-	-	67,052,494
Total Financial Liabilities	$80,193,197	$68,052,494	$-	$-	$68,052,494

	December 31, 2021

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,955,348	$7,955,348	$7,955,348	$-	$-
Mortgage loans on real estate	3,653,142	3,653,142	-	-	3,653,142
Investment income due and accrued	698,504	698,504	-	-	698,504
Funds withheld	48,474,206	49,018,974	-	-	49,018,974
Policy loans	173,341	173,341	-	-	173,341
Total Financial Assets (excluding available for sale investments)	$60,954,541	$61,499,309	$7,955,348	$-	$53,543,961

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	75,567,873	78,359,733	-	-	78,359,733
Total Financial Liabilities	$77,567,873	$80,359,733	$-	$-	$80,359,733

Note 5.    Income Tax Provision

No income tax expense or (benefit) has been reflected for the nine and three months ended September 30, 2022 and 2021 due to the lack of taxable net income generated by the Company and a change in the valuation allowance pertaining to the deferred tax asset.

The net operating loss carryforwards for the Company are $9,198,976 as of December 31, 2021 and estimated to be $9,750,000 as of September 30, 2022. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $1,560,767 as of both September 30, 2022 and December 31, 2021.

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

The Company has evaluated subsequent events through November 14, 2022, the date on which the consolidated financial statements were issued.  The Company assumed custody of the assets in the funds withheld account on October 1, 2022 and recorded the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement in future reporting periods.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, USALSC entered into an agreement (the "2017 ALSC Agreement") with American Life & Security Company ("ALSC") to assume 100% of a certain block of life insurance policies from ALSC. On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into an agreement (the "2020 ALSC Agreement") with ALSC to assume a quota share percentage of a block of annuity policies. As of December 31, 2020, USALSC had assumed $50.1 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020, DCLIC entered into an agreement (the ("2020 ALSC Assumption Agreement") with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement. USALSC and ALSC agreed that the commuted business shall be discharged by USALSC’s transfer of invested assets and cash in the amount of $9,181,100. As part of the transaction the Company released $10,972,785 in reserve liabilities and $1,146,156 of deferred acquisition costs, resulting in a commutation gain of $543,794, which was recorded in other income for the year ended December 31, 2020.

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

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of comprehensive loss.  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement, the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended).   The Company assumed custody of the assets in the funds withheld account on October 1, 2022 and recorded the funds withheld assets at fair value on the date of transfer, which will eliminate the embedded derivative component associated with the 2020 ALSC Agreement in future reporting periods.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the nine months ended September 30, 2022 and 2021 is summarized in the table below.

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Income:
Premium income	$10,023,670	$9,212,137
Net investment income	4,429,292	4,143,127
Net investment losses	(2,809,802)	(202,742)
Other income	252,899	237,901
Total income	$11,896,059	$13,390,423

Our 2022 first nine months total income decreased to $11,896,059, a decrease of $1,494,364 or 11% from the 2021 first nine months total income of $13,390,423. The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income and is the driver of the reduced first nine months total income.

Total income for the three months ended September 30, 2022 and 2021 is summarized in the table below.

	Three Months Ended September 30,
	2022	2021
	(unaudited)
Income:
Premium income	$3,297,461	$2,860,039
Net investment income	1,858,605	1,511,555
Net investment losses	(655,495)	(276,532)
Other income	92,713	80,497
Total income	$4,593,284	$4,175,559

Our 2022 third quarter total income increased to $4,593,984 from $4,175,559, an increase of $417,725 or 10%. The increase is driven by premium income and net investment income.

Premium income: Premium income for the first nine months of 2022 was $10,023,670 compared to $9,212,137 in the first nine months of 2021, an increase of $811,533 or 9%. The increase was driven by an increase in direct single and recurring premiums. Although it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focus on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the nine months ended September 30, 2022 and 2021 are summarized in the following table.

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Direct	$7,486,313	$6,797,910
Assumed	3,454,242	3,237,210
Ceded	(916,885)	(822,983)
Total	$10,023,670	$9,212,137

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium income for the third quarter of 2022 was $3,297,461 compared to $2,860,039 in the third quarter of 2021, an increase of $437,422 or 15%. The increase was driven by an increase in direct single and recurring premiums. Though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focus on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended September 30, 2022 and 2021 are summarized in the following table.

	Three Months ended September 30,
	2022	2021
	(unaudited)
Direct	$2,691,220	$2,299,893
Assumed	931,314	864,855
Ceded	(325,073)	(304,709)
Total	$3,297,461	$2,860,039

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Fixed maturities	$856,256	$834,464
Mortgages	207,865	281,718
Equity securities	488,436	453,809
Funds withheld	2,932,068	2,675,956
Cash and cash equivalents	26,797	1,285
	4,511,422	4,247,232
Less investment expenses	(82,130)	(104,105)
	$4,429,292	$4,143,127

Net investment income for the first nine months of 2022 was $4,429,292, compared to $4,143,127 in 2021, an increase of $286,165 or 7%. This increase in investment income is primarily a result of funds withheld income..

The components of net investment income for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
	2022	2021
	(unaudited)
Fixed maturities	$296,994	$280,823
Mortgages	91,515	$92,459
Equity securities	175,938	151,168
Funds withheld	1,310,559	1,026,680
Cash and cash equivalents	21,326	417
	1,896,332	1,551,547
Less investment expenses	(37,727)	(39,992)
	$1,858,605	$1,511,555

Net investment income for the third quarter of 2022 was $1,858,605, compared to $1,511,555 in 2021, an increase of $347,050 or 23%.

Net investments losses: Net investment losses for the nine months ended September 30, 2022 were $2,809,802, compared to $202,742 for the same period in 2021, an increase of $2,607,060. The increase in net investment losses is attributable to unrealized losses on our equity portfolio and funds withheld account. Net investment losses for the nine months ended September 30, 2022 were comprised of $2,794,514 of unrealized losses in our equity portfolio and funds withheld asset and realized losses of $15,288. Net investment losses for the nine months ended September 30, 2021 were comprised of $420,755 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $218,013. Realized gains and losses related to the sale of securities for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2022	2021
Gross gains	$3,617	$218,411
Gross losses	(18,905)	(398)
Realized gains (losses)	$(15,288)	$218,013

Net investment losses for the three months ended September 30, 2022 were $655,495, compared to losses of $276,532 for the same period in 2021, an increase of $378,963. The increase in net investment losses is attributable to unrealized losses on our equity portfolio and funds withheld account. Net investment losses for the three months ended September 30, 2022 were comprised of $639,584 of unrealized losses in our equity portfolio and funds withheld asset and realized losses of $15,911. Net investment gains for the three months ended September 30, 2021 were comprised of $278,932 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $2,400. Realized gains and losses related to the sale of securities for the three months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2022	2021
Gross gains	$453	$2,400
Gross losses	(16,364)	-
Realized gains (losses)	$(15,911)	$2,400

Other income: Other income for the nine months ended September 30, 2022 was $252,899 compared to $237,901 in the same period in 2021, an increase of $14,998. Other income for the three months ended September 30, 2022 was $92,713 compared to $80,487 in the same period in 2021, an increase of $12,216.

Expenses. Expenses for the nine months ended September 30, 2022 and 2021 are summarized in the table below.

	Nine Months Ended September 30,
	2022	2021
Expenses:	(unaudited)
Death claims	$2,216,965	$1,702,615
Policyholder benefits	5,149,048	4,783,193
Increase in policyholder reserves	3,393,766	3,310,238
Commissions, net of deferrals	560,549	542,536
Amortization of deferred acquisition costs	900,532	916,698
Amortization of value of business acquired	69,315	69,315
Salaries & benefits	1,046,368	890,615
Other operating expenses	1,533,622	1,363,578
Total expense	$14,870,165	$13,578,788

Expenses for the three months ended September 30, 2022 and 2021 are summarized in the table below.

	Three Months Ended September 30,
	2021	2020
Expenses:	(unaudited)
Death claims	$691,790	$600,819
Policyholder benefits	1,535,664	1,344,823
Increase in policyholder reserves	1,250,136	967,579
Commissions, net of deferrals	168,334	169,075
Amortization of deferred acquisition costs	318,628	361,833
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	362,048	352,421
Other operating expenses	495,009	422,753
Total expense	$4,844,714	$4,242,408

Death claims: Death benefits were $2,216,715 in the nine months ended September 30, 2022 compared to $1,702,615 in the same period in 2021, an increase of $514,350 or 30%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Death benefits were $691,540 in the three months ended September 30, 2022 compared to $600,819 in the same period in 2021, an increase of $90,721 or 15%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Policyholder benefits: Policyholder benefits were $5,149,298 in the nine months ended September 30, 2022 compared to $4,783,193 in the same period in 2021, an increase of $366,855 or 8%. The primary driver of this increase is increased surrender benefit payments.

Policyholder benefits were $1,535,914 in the three months ended September 30, 2022 compared to $1,344,823 in the same period in 2021, an increase of $191,091 or 14%. The primary driver of this increase is increased surrender benefit payments.

Increase in policyholder reserves: The increase in policyholder reserves was $3,393,766 in the nine months ended September 30, 2022, compared to $3,310,238 in the same period in 2021, an increase of $83,528 or 3%. The growth in reserves was offset by increased pre-need claims which reduce reserves.

The increase in policyholder reserves increased to $1,250,136 in the three months ended September 30, 2022, compared to $967,579 in the same period in 2021, an increase of $282,557 or 29%. The growth in reserves was partially offset by increased pre-need claims which reduce reserves.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $560,549 in the nine months ended September 30, 2022, compared to $542,536 in the same period in 2021, an increase of $18,013 or 3%. This increase is due to an increase in premiums.

Commissions, net of deferrals, were $168,334 in the three months ended September 30, 2022, compared to $169,075 in the same period in 2021, a decrease of $741. This decrease is due to a change in the mix of business sold.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $900,532 in the nine months ended September 30, 2022, compared to $916,698 in the same period 2021, a decrease of $16,166 or 2%. The decrease is driven by the normal amortization pattern of our deferred acquisition cost asset.

The amortization of DAC was $318,628 in the three months ended September 30, 2022, compared to $361,833 in the same period in 2021, a decrease of $43,205 or 12%. The decrease is driven by the normal amortization pattern of our deferred acquisition cost asset.

Amortization of value of business acquired: The amortization of VOBA was $69,315 in the nine months ended September 30, 2022 and 2021. In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $23,105 in the three months ended September 30, 2022 and 2021.

Salaries and benefits: Salaries and benefits were $1,046,368 for the nine months ended September 30, 2022, compared to $890,615 in the same period in 2021, an increase of $155,753 or 17%. The increase was driven by increased employee compensation costs and additional team members.

Salaries and benefits were $362,048 for the three months ended September 30, 2022, compared to $352,421 in the same period in 2021, an increase of $9,627 or 3%. The increase was driven by increased employee compensation costs and additional team members.

Other operating expenses: Other operating expenses were $1,533,622 in the nine months ended September 30, 2022, compared to $1,363,578 in the same period in 2021, an increase of $170,044 or 12%.  The increase was driven by increased marketing, regulatory filing, and information technology expenses.

Other operating expenses were $495,009 in the three months ended September 30, 2022, compared to $422,753 in the same period in 2021, an increase of $72,256 or 17%.  The increase was driven by increased marketing and regulatory filing expenses.

Net loss: Our net loss was $2,974,106 in the nine months ended September 30, 2022 compared to a net loss of $188,365 in the same period in 2021, an increase of $2,785,471 or 1479%. Our net loss per share in the nine months ended September 30, 2022 was $0.38 compared to a net loss per share of $0.02 in the same period in 2021, basic and diluted.  Of the Company's $0.38 loss per share in the first nine months of 2022, $0.36 was attributable to unrealized losses on our equity portfolio and funds withheld asset. Our net loss was $251,430 in the three months ended September 30, 2022 compared to $66,849 in the same period 2021, an increase of $184,581. Our net loss per share in the three months ended September 30, 2022 was $0.03 compared to $0.01 in same period in 2021, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $116,883,488 as of September 30, 2022, a decrease of $4,604,346 or 4% from December 31, 2021. This is primarily the result of a decrease of $8,311,415 in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of September 30, 2022, we had available for sale fixed maturity assets of $32,501,793, a decrease of $5,440,864 or 14% from the December 31, 2021 balance of $37,942,657. The decrease is driven by a decrease of $8,311,415 in the market value of these securities. Assuming we hold our fixed maturity securities to maturity, as we intend to do, any changes in market value is temporary.  Compliance with GAAP accounting rules requires that these temporary changes be reflected in our asset values and shareholders equity.

Equity securities, at fair value: As of September 30, 2022, we had available for sale equity assets of $7,666,651, a decrease of $1,490,542 or 16% from the December 31, 2021 balance of $9,157,193. This decrease is the result of a decline of $1,704,079 in the fair value of these securities.  Changes in the fair value of our equity securities are reflected in our asset values and in net income.

Mortgage loans on real estate: As of September 30, 2022, we had mortgage loans on real estate of $4,107,300 an increase of $454,158 or 12% from the December 31, 2021 balance of $3,653,142. The increase is the result of the acquisition of new mortgage loan participations.

Funds withheld under coinsurance agreement, at fair value: As of September 30, 2022, we had funds withheld assets of $49,090,320, an increase of $71,346 or 1% from the December 31, 2021 balance of $49,018,974. The growth represents investment returns in the funds withheld account.

Policy loans: As of September 30, 2022, our policy loans were $34,702, a decrease of $138,639 or 80% from the December 31, 2021 balance of $173,341. The decrease is a result of automatic premium loans being repaid.

Real estate, net of depreciation: As of September 30, 2022, we had real estate assets of $1,381,071 related to the purchase of our home office building, a decrease of $22,066 from the December 31, 2021 balance of $1,403,137. The decrease is the result of depreciation.

Cash and cash equivalents: As of September 30, 2022, we had cash and cash equivalent assets of $9,388,262, an increase of $1,432,914 or 18% from the December 31, 2021 balance of $7,955,348. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of September 30, 2022, our investment income due and accrued was $614,021 compared to $698,504 as of December 31, 2021, a decrease of $84,483 or 12%. This decrease is attributable to investment activity.

Reinsurance related assets: As of September 30, 2022, we had reinsurance related assets of $278,969 compared to $3,438 as of December 31, 2021. This increase is the result of amounts due to and from ALSC under our 2020 ALSC agreement.

Deferred acquisition costs, net: As of September 30, 2022, our deferred acquisition costs were $5,812,727 compared to $6,354,875 as of December 31, 2021, a decrease of $542,148 or 9%. The decrease is the amortization of DAC related to our 2020 ALSC agreement.

Value of business acquired, net: As of September 30, 2022 our VOBA asset was $2,541,498 compared to $2,610,813 as of December 31, 2021, a decrease of $69,315 or 3%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of September 30, 2022 our property, equipment and software assets were $136,982, an increase of $44,197 from the December 31, 2021 balance of $92,785. This is the result of new purchases offset by amortization of these assets.

Goodwill: As of September 30, 2022 and December 31, 2021, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $1,560,767 as of September 30, 2022 and December 31, 2021. No change in the net deferred tax asset was recorded in the first nine months of 2022.

Other assets: As of September 30, 2022, our other assets were $1,490,883, an increase of $908,565 or 156% from the December 31, 2021 balance of $582,318. This increase was driven by an increase in securities receivable and federal income tax receivable.

Liabilities. Our total liabilities were $110,580,280 as of September 30, 2022, an increase of $6,677,202 or 6% from our December 31, 2021 liabilities of $103,903,078. This increase is driven by growth in our policy liabilities.

Policy liabilities: Our total policy liabilities as of September 30, 2022 were $108,085,010 compared to $101,026,942 as of December 31, 2021, an increase of $7,058,068 or 7%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of September 30, 2022, our accounts payable and accrued expenses were $207,173 compared to $689,065 as of December 31, 2021, a decrease of $481,892 or 70%. The decrease is driven by the payment of federal income taxes payable.

Federal Home Loan Bank advance: As of September 30, 2022 the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka compared to outstanding advances of $2,000,000 as of December 31, 2021.  This decrease is the result of the Company's repayment of two $500,000 advances during the second quarter of 2022.

Other liabilities: As of September 30, 2022, our other liabilities were $1,288,097, an increase of $1,101,026 from the December 31, 2021 balance of $187,071. The increase is the result of securities payable.

Shareholders’ Equity. Our shareholders’ equity was $6,303,208 as of September 30, 2022, a decrease of $11,278,548 from our December 31, 2021 shareholders’ equity of $17,581,756. The reduction in shareholders’ equity was driven by a decrease in other comprehensive loss and by our net loss. Other comprehensive loss consists of the unrealized gains and losses on our fixed maturity portfolio. For the nine months ended September 30, 2022, the unrealized losses in our fixed maturity portfolio totaled $8,311,415.  The decrease in other comprehensive loss is the result of higher interest rates which decreases the market value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$326,174	0.3%	$447,765	0.4%
Corporate bonds	15,904,347	15.3%	21,321,279	19.6%
Municipal bonds	5,494,870	5.3%	6,963,358	6.4%
Redeemable preferred stocks	3,637,416	3.5%	3,621,526	3.3%
Mortgage backed and asset backed securities	7,138,986	6.9%	5,588,729	5.1%
Total fixed maturities	32,501,793	31.3%	37,942,657	34.8%
Mortgage loans	4,107,300	3.9%	3,653,142	3.3%
Equities:
Common stock	6,257,140	6.0%	7,319,584	6.7%
Preferred stock	1,409,511	1.4%	1,837,609	1.7%
Total equities	7,666,651	7.4%	9,157,193	8.4%
Funds withheld	49,090,320	47.1%	49,018,974	44.9%
Real estate, net of depreciation	1,381,071	1.3%	1,403,137	1.3%
Cash and cash equivalents	9,388,262	9.0%	7,955,348	7.3%
Total	$104,135,397	100.0%	$109,130,451	100.0%

The total value of our investments and cash and cash equivalents decreased to $104,135,397 as of September 30, 2022 from $109,130,451 at December 31, 2021, a decrease of $4,995,054. Decreases in investments are primarily attributable to a reduction in the market value of our fixed maturity securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$974,372	3.0%	$914,862	2.4%
AA	9,851,345	30.3%	9,999,588	26.4%
A	7,162,028	22.0%	8,140,616	21.5%
BBB	11,869,408	36.5%	15,719,874	41.3%
BB	2,459,333	7.6%	2,986,117	7.9%
B	3,707	0.0%	-	0.0%
Not Rated - Private Placement	181,600	0.6%	181,600	0.5%
Total	$32,501,793	100.0%	$37,942,657	100.0%

The amortized cost and fair value of debt securities as of September 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$509,710	$510,596	$-	$-
After one year through five years	1,661,229	1,576,823	1,987,421	2,087,132
After five years through ten years	2,496,373	2,309,064	2,540,089	2,865,020
More than 10 years	21,362,377	17,328,908	21,479,533	23,780,250
Redeemable preferred stocks	4,154,969	3,637,416	3,612,625	3,621,526
Mortgage backed and asset backed securities	7,941,933	7,138,986	5,636,371	5,588,729
Total amortized cost and fair value	$38,126,591	$32,501,793	$35,256,039	$37,942,657

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the effects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position. Death claims have increased by 30% from the prior year, but it is currently impossible quantify the amount of such increase that can be attributed to COVID-19 deaths and deaths not directly attributable to COVID-19.

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

Net cash provided by operating activities was $3,339,989 for the nine months ended September 30, 2022. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $3,593,521. The primary use of cash was the purchase of fixed maturity, mortgage loan, and equity investments. Cash provided by financing activities was $1,686,446. The primary sources of cash were receipts on deposit-type contracts.

At September 30, 2022, we had cash and cash equivalents totaling $9,388,262. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine and three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2022, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

During the quarter ended September 30, 2022, the Company did not issue any shares of common stock pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).

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

US Alliance
Corporation
(Registrant)

Date	November 14, 2022
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman