Form 10-K
period 2022-12-31
US Alliance Corp
filed 2023-02-23
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

☐Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of February 21, 2023 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of February 13, 2023, 7,746,922 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2023 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

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

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 62% of 2022 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 21% of 2022 direct premium revenue. Our group products accounted for 17% of 2022 direct written premiums.

USALSC and DCLIC seek opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or its subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2022, USALSC assumed premiums of $4,216,484.

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

On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies.  As of December 31, 2022, the Company had assumed $52.3 million in annuity deposits under the 2020 ALSC Agreement.

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

Investments – USAC and USAIC contracted in 2013 with New England Asset Management, Inc. (“NEAM”), a Berkshire Hathaway subsidiary, to manage the investments of USALSC and a portion of the investments of USAC. USALSC, DCLIC and USALSC-Montana have investment management agreements with USAIC, who has a sub-advisory agreement with NEAM. DCLIC was added to this agreement on August 1, 2017 and USALSC-Montana was added to this agreement on December 14, 2018. The investment parameters are determined by Kansas law, the KID, the NDID, and the Montana Insurance Department, as well as the internal investment policies of USALSC, DCLIC, USALSC-Montana and USAC.

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

Employees - As of December 31, 2022, USAC and its subsidiaries have eleven full-time employees and three part-time employees.

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

Our emerging growth company status ended as of the last day our fiscal year 2022.

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

OPERATING RISK - We faced the risks inherent in our a business, including limited capital, challenging product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand, costs of marketing or advertising and hacking of our administrative systems. While we have been profitable 3 of the last 4 years, there can be no assurance that our insurance operations will be successful. The likelihood of any success must be considered in light of our history of operations with the accumulated operating losses to date. These risks make it difficult to accurately predict our future revenues or results of operations. Recent changes to accounting guidance have increased the volatility of our operating results. As a result, our financial results fluctuate. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

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

PROFITABILITY - As is common among small life insurance companies, we have historically incurred significant losses. As of December 31, 2022 we had a consolidated accumulated deficit of $11.8 million. These losses were attributable primarily to costs of administration, volatility in net investment gains and losses, the substantial costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy. However, the Company was profitable in 2019, 2020 and 2021.

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

DILUTION RISK - We continue to have additional offerings of our securities to raise additional capital to fund our growth. In February, 2010, we filed a prospectus with the Kansas Securities Commission to register shares of USAC Common Stock and warrants to purchase USAC Common Stock. In February 2015, we filed a Prospectus with the Kansas Securities Commission to register the common stock to be issued upon the exercise of the warrants, and in January 2016, filed a Supplement to the Prospectus to register an additional 1,500,000 shares of USAC Common Stock. This offering has been renewed annually by post-effective amendments to the original 2015 offering. We also commenced a private placement of USAC Common Stock in North Dakota in 2017. Any additional offerings of USAC securities that we may conduct in the future will reduce the ownership percentage of existing shareholders and be accretive to existing stockholder book value.

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

EMERGING GROWTH COMPANY - We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” until the end of fiscal year 2022. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Large life companies who have greater financial resources, longer business histories, and who may have more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution capabilities which makes it difficult to build our company.

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

NO INSURANCE RATING RISK – USACSC, DCLIC, and USALSC-Montana have not been rated by a rating agency. The lack of a rating could result in loss of faith from producers, E&O carriers and consumers seeking products from a rated company, as well as a negative impact on ability to compete with rated companies.

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

COMPETITION RISK - Large life insurance companies who have greater financial resources, longer business histories, and who may have more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution opportunities which makes product distribution difficult in building a small company.

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

COVID-19 RISK - The outbreak and world-wide spread of the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial market, and the prolonged impact of COVID-19 could affect various aspects of our business.  Following the initial outbreak of the virus, virtually all of USAC's operations were performed by employees working remotely.  We have returned to in-office work, other than occasional temporary office closures due to exposures, and four employees who work remotely due to their geographic locations.  While we have not experienced significant disruptions to our business, we have experienced higher claims on our insurance products in 2022, which may be due in part to the COVID-19 pandemic.  In addition, our investment portfolio may be adversely affected as a result of uncertaintly surrounding the pandemic and its outcome.  While we have taken precautionary measures we deem appropriate in response to the COVID-19 pandemic, the prolonged impact of COVID-19 could negatively affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

USAC and its subsidiaries share offices located at 1303 SW First American Place, Suite 200, Topeka, Kansas 66604 in a building purchased by DCLIC on November 15, 2020.

DCLIC’s lease expired on September 30, 2021 on its office at 107 W. Main Avenue, Suite 325, Bismarck, North Dakota, 58501, and was not renewed as employees in that office were converted to remote work. The lease rate for this location was $939 per month for the lease year beginning October 1, 2020. The Company paid $0 and $7,546 in rent for this location in 2022 and 2021, respectively.

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

As of December 31, 2022, we had issued and outstanding 7,746,922 shares of our voting common stock. No other equity securities of the Company have been issued.

(b)	Holders of Record

As of February 1, 2023 there are approximately 3,500 holders of record of our voting common stock.

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

During the year ended December 31, 2022, the Company did not issue any shares pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner (the “Kansas Offering”).

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

During the year ended December 31, 2022, the Company issued 1,518 shares of common stock, for aggregate consideration of $10,626, pursuant to a private placement offering to accredited investor residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota Offering were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into the 2017 ALSC Agreement to assume 100% of a certain block of life insurance policies from ALSC. On April 15, 2020, with an effective date of January 1, 2020, the Company entered into the 2020 ALSC Agreement to assume a quota share percentage of a block of annuity policies. As of December 31, 2022, the Company had assumed $52.3 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

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

Embedded Derivatives

         The Company has entered into coinsurance funds withheld arrangement with ALSC which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. The Company has two different embedded derivatives, the first of which existed prior to the transfer of the funds withheld account, which is reported on the consolidated balance sheets in funds withheld under coinsurance agreement, with changes in fair value recognized in the consolidated statements of comprehensive income (loss) in net investment gains (losses).  The second embedded derivative recognized after the funds withheld transfer is reported within reinsurance related assets on the balance sheet and within net investment gains (losses) on the statement of comprehensive income (loss).

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of comprehensive income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended) and we have attained this designation in the fourth quarter of 2022.   The Company recorded the funds withheld assets at fair value on the date of transfer, which eliminated the embedded derivative component associated with the unrealized gains and losses within the funds withheld account.

Additionally, after the transfer of the funds withheld assets, ALSC continued to manage currency risk within the coinsured liability portfolio using derivative instruments.  In accordance with the coinsurance agreement, ALSC allocates a proportion of the derivative activity it manages to the Company, which is settled quarterly as part of the reinsurance settlement.  As the derivative allocation is not clearly and closely related to the host contract, the Company recognizes an embedded derivative equal to the fair value of the derivative allocation.

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

Other Invested Assets

Other invested assets include collateral loans and private credit investments. The collateral loans and private credit investments are carried at fair value.  The inputs used to measure these assets are classified as Level 3 within the fair value hierarchy.

Mergers and Acquisitions

On May 23, 2017 the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction closed on August 1, 2017. NPCC shareholders received .5841 shares of US Alliance Corporation stock for each share of NPCC stock owned. USAC issued 1,644,458 shares of common stock to holders of NPCC shares.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the years ended December 31, 2022 and 2021 are summarized in the table below.

	Years Ended December 31,
	2022	2021
Income:
Premium income	$12,815,238	$11,792,063
Net investment income	4,798,199	5,336,048
Net investment gains (losses)	(1,925,086)	142,280
Other income	317,502	318,854
Total income	16,005,853	17,589,245

Our 2022 total income decreased to $16,005,853, a decrease of $1,583,392 or 9% from the 2021 total income of $17,589,245. The decrease is driven by net investment losses and a reduction in funds withheld income due to market volatility offset by increases in our premium income.  The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income and is the driver of reduced total income.

The following graph summarizes our five-year trend of total income:

Premium income: Premium income for 2022 was $12,815,238 compared to $11,792,063 in 2021, an increase of $1,023,175 or 9%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the years ended December 31, 2022 and 2021 are summarized in the following table.

	Years Ended December 31,
	2022	2021

Direct	$9,629,831	$8,566,404
Assumed	4,400,339	4,301,496
Ceded	(1,214,932)	(1,075,837)
Total	$12,815,238	$11,792,063

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021

Fixed maturities	$2,159,129	$1,121,170
Mortgages	758,362	378,035
Equity securities	669,721	617,198
Funds withheld	1,581,453	3,421,796
Other invested assets	47,241	-
Cash and cash equivalents	47,285	1,794
	5,263,191	5,539,993
Less investment expenses	(464,992)	(203,945)
	$4,798,199	$5,336,048

Net investment income for 2022 was $4,798,199, compared to $5,336,048 in 2021, a decrease of $537,849 or 10%. This decrease in investment income is a result of decreased funds withheld income. We converted our funds withheld asset to funds paid in the fourth quarter of 2022 and those assets transferred at fair value. Due to the increase in interest rates, this resulted in a temporary loss being reflected in our funds withheld income. While these assets are classified as available for sale, we anticipate holding them to maturity.  This will result in the recognition of income over the life of those assets as they amortize to par value.

Net investment gains (losses): Net investment losses for 2022 were $1,925,086, compared to gains of $142,280 for 2021, a decrease of $2,067,366. The net investment losses are attributable to decreases in the value of our equity securities and derivatives driven by market volatility and required by accounting standards to be included in our calculation of net income. Net investment losses for 2022 were comprised of $1,816,443 of unrealized losses in our equity portfolio and derivative assets and realized losses of $108,643. Net investment gains for 2021 were comprised of $87,712 of unrealized losses in our equity portfolio and funds withheld asset and realized gains of $229,992. Realized gains and losses related to the sale of securities for the years ended December 31, 2022 and 2021 are summarized as follows:

	Year Ended December 31,
	2022	2021
Gross gains	$24,720	$248,891
Gross losses	(133,363)	(18,899)
Realized gains (losses)	$(108,643)	$229,992

Other income: Other income for the year ended December 31, 2022 was $317,502 compared to $318,854 in 2021, a decrease of $1,352.

Expenses. Expenses for the year ended December 31, 2022 and 2021 are summarized in the table below.

	Years Ended December 31,
	2022	2021
Expenses:
Death claims	$2,994,386	$2,314,682
Policyholder benefits	6,553,901	6,238,032
Increase in policyholder reserves	4,207,703	4,063,488
Commissions, net of deferrals	777,162	772,053
Amortization of deferred acquisition costs	1,205,554	1,210,345
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,465,259	1,350,851
Other operating expenses	2,014,953	1,893,561
Total expense	$19,311,338	$17,935,432

The following chart and graph summarizes our five-year expense trend:

	Increase in	Other			% of Operating
	Policyholder	Policy-related	Operating	Total	Expense to
Year	Reserves	Expenses	Expenses	Expenses	Total Expense
2018	2,766,169	6,028,730	3,120,524	11,915,423	26%
2019	2,599,575	6,737,672	2,460,989	11,798,236	21%
2020	3,359,609	8,964,121	3,649,000	15,972,730	23%
2021	4,063,488	10,627,532	3,244,412	17,935,432	18%
2022	4,207,703	11,623,423	3,480,212	19,311,338	18%

Increases in policyholder reserves represents funds that we maintain and invest for the future benefit of our policyholders. Other policy-related expenses represent the other expenses associated with fulfilling our obligations to our policyholders and producers. Operating expenses represent the costs to operate the company and consists of salaries and benefits and other operating expenses.

Death claims: Death benefits were $2,994,386 in the year ended December 31, 2022 compared to $2,314,682 for 2021, an increase of $679,704 or 29%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Policyholder benefits: Policyholder benefits were $6,553,901 in the year ended December 31, 2022 compared to $6,238,032 in 2021, an increase of $315,869 or 5%. The primary driver of this increase is the growth of interest credited on our direct and assumed annuities.

Increase in policyholder reserves: Policyholder reserves increased to $4,207,703 in the year ended December 31, 2022, compared to $4,063,488 in 2021, an increase of $144,215 or 4%. The growth in reserves is the result of increased pre-need premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $777,162 in the year ended December 31, 2022, compared to $772,053 in 2021, an increase of $5,109. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $1,205,554 in the year ended December 31, 2022, compared to $1,210,345 in 2021, a decrease of $4,791. The decrease is driven by normal adjustments to DAC amortization.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $92,420 in the years ended December 31, 2022 and 2021, respectively.  In 2021, we began to amortize VOBA associated with DCLIC’s acquisition of policies from ALSC. VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $1,465,259 for the year ended December 31, 2022, compared to $1,350,851 in 2021, an increase of $114,408 or 8%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $2,014,953 in the year ended December 31, 2022, compared to $1,893,561 in 2021, an increase of $121,392 or 6%. The increase is driven by increased marketing, regulatory filing, and information technology expenses.

Federal income tax benefit: In the year ended December 31, 2022, the Company recognized a deferred income tax benefit of $149,000. In the year ended December 31, 2021, the Company recognized a deferred income tax benefit of $680,542.  These benefits are the result of changes in the deferred tax asset and deferred tax asset valuation allowance.

Net Income (loss): Our net loss was $3,156,485 in the year ended December 31, 2022 compared to net income of $334,355 in 2021, a decrease of $3,490,840. Our net loss per share was $0.41 compared to net income per share of $0.04 in 2021, basic and diluted.

The following graph illustrates our five-year trend of net income (loss) per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $118,298,297 as of December 31, 2022, a decrease of $3,186,537 or 3% from December 31, 2021 assets of $121,484,834. This is primarily the result of a decrease in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of December 31, 2022, we had available for sale fixed maturity assets of $65,316,077, an increase of $27,373,420 or 72% from the December 31, 2021 balance of $37,942,657. The increase is driven by the settlement of our funds withheld asset into assets held by the Company. This increase is partially offset by a decrease in the market value of these securities of $7.9 million due to changes in interest rates. If we hold our fixed maturity securities to maturity any change in market value is temporary.

Equity securities, at fair value: As of December 31, 2022, we had equity assets of $7,395,044, a decrease of $1,762,149 or 19% from the December 31, 2021 balance of $9,157,193. This decrease is driven by a reduction in the market value of our equity securities.

Mortgage loans on real estate: As of December 31, 2022, we had mortgage loans on real estate of $23,790,073 an increase of $20,136,931 or 551% from the December 31, 2021 balance of $3,653,142. The increase is the result of acquiring additional mortgage loan participations and the settlement of our funds withheld asset into assets held by the Company.

Funds withheld under coinsurance agreement, at fair value: As of December 31, 2022, we had no funds withheld assets as these assets were settled into assets owned by the Company. As of December 31, 2021 our funds with assets were $49,018,974.

Other invested assets: As of December 31, 2022, we had other invested assets of $1,760,777. These assets were acquired when our funds withheld asset settled into assets owned by the Company. We had no such balance at December 31, 2021.

Policy loans: As of December 31, 2022, our policy loans were $34,980, a decrease of $138,361 or 80% from the December 31, 2021 balance of $173,341. The decrease is a result of policy loans being repaid.

Real estate, net of depreciation: As of December 31, 2022, we had real estate assets of $1,373,716 related to the purchase of our home office building, a decrease of $29,421 from the December 31, 2021 balance of $1,403,137. The decrease is the result of depreciation.

Cash and cash equivalents: As of December 31, 2022, we had cash and cash equivalent assets of $4,091,507, a decrease of $3,863,481 or 49% from the December 31, 2021 balance of $7,955,348. This decrease was the result of cash being deployed into invested assets.

Investment income due and accrued: As of December 31, 2022, our investment income due and accrued was $2,086,365 compared to $698,504 as of December 31, 2021, an increase of $1,387,861 or 199%. This increase is attributable to investment activity.

Reinsurance related assets: As of December 31, 2022, our reinsurance related assets were $125,549 compared to $3,438 as of December 31, 2021, an increase of $122,111. This increase is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of December 31, 2022, our deferred acquisition costs were $5,629,002 compared to $6,354,875 as of December 31, 2021, a decrease of $725,873 or 11%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of December 31, 2022 our value of business acquired asset was $2,518,393 compared to $2,610,813 as of December 31, 2021, a decrease of $92,420 or 4%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of December 31, 2022 our property, equipment and software assets were $132,475, an increase of $39,690 from the December 31, 2021 balance of $92,785. This increase is the result of renovation of our home office.

Goodwill: As of December 31, 2022 and December 31, 2021, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,294,522 as of December 31, 2022. The Company had a net deferred tax asset of $1,560,767 as of December 31, 2021 and the resulting change in deferred tax asset was recorded as a deferred tax benefit and as an increase in other comprehensive loss.

Other assets: As of December 31, 2022, our other assets were $472,275, a decrease of $110,043 or 19% from the December 31, 2021 balance of $582,318. This increase is the result of normal business activity.

Liabilities. Our total liabilities were $110,228,903 as of December 31, 2022, an increase of $6,325,825 or 6% from our December 31, 2021 liabilities of $103,903,078. This increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of December 31, 2022 were $108,737,803 compared to $101,026,942 as of December 31, 2021, an increase of $7,710,861 or 8%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of December 31, 2022, our accounts payable and accrued expenses were $448,805 compared to $689,065 as of December 31, 2021, a decrease of $240,260 or 35%.

Federal Home Loan Bank advance: As of December 31, 2022, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka compared to outstanding advances of $2,000,000 as of December 31, 2021.  The decrease is the result of the Company repaying two $500,000 advances in the second quarter of 2022.

Shareholders’ Equity. Our shareholders’ equity was $8,069,394 as of December 31, 2022, a decrease of $9,512,362 from our December 31, 2021 shareholders’ equity of $17,581,756. The reduction in shareholders’ equity was driven by a decrease in other comprehensive loss and by our net loss. For the year ended December 31, 2022, unrealized losses in our fixed maturity portfolio, before tax, totaled $7,929,744. Other comprehensive income (loss) consists of the unrealized gains and losses on our fixed maturity portfolio. The increase in other comprehensive loss is the result of higher interest rates which decreases the market value of our fixed maturity securities.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$1,025,087	1.0%	$447,765	0.4%
Corporate bonds	15,869,078	15.3%	21,321,279	19.6%
Municipal bonds	5,420,409	5.2%	6,963,358	6.4%
Redeemable preferred stocks	3,355,615	3.2%	3,621,526	3.3%
Term Loans	18,149,718	17.6%	-	0.0%
Mortgage backed and asset backed securities	21,496,170	20.8%	5,588,729	5.1%
Total fixed maturities	65,316,077	63.1%	37,942,657	34.8%
Mortgage loans	23,790,073	22.9%	3,653,142	3.3%
Other invested assets	1,760,777	1.7%	-	0.0%
Equities:
Common stock	6,024,224	5.8%	7,319,584	6.7%
Preferred stock	1,370,820	1.3%	1,837,609	1.7%
Total equities	7,395,044	7.1%	9,157,193	8.4%
Funds withheld	-	0.0%	49,018,974	44.9%
Real estate, net of depreciation	1,373,716	1.3%	1,403,137	1.3%
Cash and cash equivalents	4,091,507	3.9%	7,955,348	7.3%
Total	$103,727,194	100.0%	$109,130,451	100.0%

The total value of our investments and cash and cash equivalents decreased to $103,840,238 as of December 31, 2022 from $109,130,451 at December 31, 2021, a decrease of $5,290,213 or 5%. Decreases in investments are primarily attributable to a reduction of the market value of our fixed maturity securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total

AAA and U.S. Government	$3,068,529	4.7%	$914,862	2.4%
AA	11,582,642	17.7%	9,999,588	26.4%
A	17,142,623	26.2%	8,140,616	21.5%
BBB	27,520,644	42.1%	15,719,874	41.3%
BB	2,456,185	3.8%	2,986,117	7.9%
Not Rated - Private Placement	3,545,454	5.5%	181,600	0.5%
Total	$65,316,077	100.0%	$37,942,657	100.0%

The amortized cost and fair value of debt securities as of December 31, 2022 and 2021, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$442,846	$450,461	$-	$-
After one year through five years	17,048,721	17,035,270	1,987,421	2,087,132
After five years through ten years	5,498,364	5,340,498	2,540,089	2,865,020
More than 10 years	21,337,372	17,638,063	21,479,533	23,780,250
Redeemable preferred stocks	3,875,526	3,355,615	3,612,625	3,621,526
Mortgage backed and asset backed securities	22,412,895	21,496,170	5,636,371	5,588,729
Total amortized cost and fair value	$70,615,724	$65,316,077	$35,256,039	$37,942,657

Market Risk of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, equity securities, mortgage loans, and other invested assets. Each of these investments is subject to market risks that can affect their return and their fair value. A significant percentage of the investments are fixed maturity securities including debt issuances of corporations, US Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk. The Company's investment portfolio, including the creditworthiness and valuation of investment assets, as well as availability of new investments may be adversely affected as a result of market developments related to the COVID-19 pandemic and uncertainty regarding its ultimate severity and duration.

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the effects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position. Death claims have increased 29% from the prior year, but it is currently impossible to quantify the amount of such increase that can be attributed to COVID-19 deaths and deaths not directly attributable to COVID-19.

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

Net cash provided by operating activities was $4,787,903 for the year ended December 31, 2022. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $9,804,712. The primary use of cash was the purchase of fixed maturity, mortgage, and equity investments. Cash provided by financing activities was $1,152,968. The primary sources of cash were receipts on deposit-type contracts.

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

	Cash Flow	Net Cash Flow	Cash Flow
	From	From Deposit	from Insurance
Year	Operations	Type Contracts	Activities
2018	2,249,068	2,598,564	$4,847,632
2019	2,270,041	2,176,602	$4,446,643
2020	2,099,401	4,592,576	$6,691,977
2021	3,411,873	2,050,078	$5,461,951
2022	4,787,903	2,145,995	$6,933,898

At December 31, 2022, we had cash and cash equivalents totaling $4,091,507. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2023 annual stockholders’ meeting (“2023 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2023 Proxy Statement and is incorporated herein by reference.

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

10.10

Coinsurance Agreement between US Alliance Life and Security Company and American Life & Security Company of Nebraska effective as of September 30, 2017, filed as Exhibit 10.11 to the Company Annual Report filed on February 21, 2018 (File No. 000-55627) is incorporated herein by reference as Exhibit 10.10

10.10.1

Amendment No. 1 to ALSC 2017 Coinsurance Agreement effective as of June 1, 2020, filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-K filed on February 23,  2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.10.1.

10.10.2

Second Amendment to ALSC 2017 Coinsurance Agreement effective as of December 31, 2020, filed as Exhibit 10.10.2 to the Company's Annual Report on Form 10-K filed on February 23,  2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.10.2.

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

10.14

Assumption Reinsurance Agreement effective December 31, 2020 between Dakota Life Insurance Company and American Life & Security Corporation, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 23,  2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.14.

10.15*

Employment Agreement dated March 15, 2021 between US Alliance  Corporation and Jeffrey Brown, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.15.

10.16*

Employment Agreement dated September 28, 2021 between US Alliance  Corporation and Jack Brier, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.16.

10.17*

Amendment to Employment Agreement dated January 1, 2023 between US Alliance Corporation and Jack Brier, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2023 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.17.

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

US ALLIANCE CORPORATION
(Registrant)

Date: February 22, 2023	By:	/s/ Jack H. Brier
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

December 31, 2022 and 2021

(With Independent Auditor’s Report Thereon)

To the Board of Directors and

Shareholders of US Alliance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended      December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

February 21, 2023

US Alliance Corporation
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $70,615,724 and $35,256,039 as of December 31, 2022 and December 31, 2021, respectively)	$65,316,077	$37,942,657
Equity securities, at fair value	7,395,044	9,157,193
Mortgage loans on real estate	23,790,073	3,653,142
Funds withheld under coinsurance agreement, at fair value	-	49,018,974
Other invested assets	1,760,777	-
Policy loans	34,980	173,341
Real estate, net of depreciation	1,373,716	1,403,137
Total investments	99,670,667	101,348,444

Cash and cash equivalents	4,091,507	7,955,348
Investment income due and accrued	2,086,365	698,504
Reinsurance related assets	125,549	3,438
Deferred acquisition costs, net	5,629,002	6,354,875
Value of business acquired, net	2,518,393	2,610,813
Property, equipment and software, net	132,475	92,785
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	3,294,522	1,560,767
Other assets	472,275	582,318
Total assets	$118,298,297	$121,484,834

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$79,035,350	$75,567,873
Policyholder benefit reserves	29,411,984	25,204,578
Dividend accumulation	121,687	118,262
Advance premiums	168,782	136,229
Total policy liabilities	108,737,803	101,026,942

Accounts payable and accrued expenses	448,805	689,065
Federal Home Loan Bank advance	1,000,000	2,000,000
Other liabilities	42,295	187,071
Total liabilities	110,228,903	103,903,078

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,746,922 and 7,745,404 shares as of December 31, 2022 and December 31, 2021, respectively	774,693	774,541
Additional paid-in capital	22,955,458	22,948,637
Accumulated deficit	(11,819,637)	(8,663,152)
Accumulated other comprehensive income (loss)	(3,841,120)	2,521,730
Total shareholders' equity	8,069,394	17,581,756

Total liabilities and shareholders' equity	$118,298,297	$121,484,834

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021
Income:
Premium income	$12,815,238	$11,792,063
Net investment income	4,798,199	5,336,048
Net investment gains (losses)	(1,925,086)	142,280
Other income	317,502	318,854
Total income	16,005,853	17,589,245

Expenses:
Death claims	2,994,386	2,314,682
Policyholder benefits	6,553,901	6,238,032
Increase in policyholder reserves	4,207,703	4,063,488
Commissions, net of deferrals	777,162	772,053
Amortization of deferred acquisition costs	1,205,554	1,210,345
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,465,259	1,350,851
Other operating expenses	2,014,953	1,893,561
Total expense	19,311,338	17,935,432

Net loss	$(3,305,485)	$(346,187)

Federal income tax benefit	149,000	680,542
Total federal income tax benefit	149,000	680,542

Net Income (loss)	$(3,156,485)	$334,355

Net income (loss) per common share, basic and diluted	$(0.41)	$0.04

Unrealized net holding losses arising during the period, net of tax	(6,385,127)	(897,217)
Reclassification adjustment for (gains) losses included in net loss	22,277	(145,928)

Other comprehensive loss	(6,362,850)	(1,043,145)

Comprehensive loss	$(9,519,335)	$(708,790)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2022 and 2021

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	7,741,487	$774,150	$23,063,273	$3,564,875	$(8,997,507)	$18,404,791
Common stock issued, $7 per share	3,917	391	27,028	-	-	27,419
Costs associated with common stock issued	-	-	(141,664)	-	-	(141,664)
Other comprehensive loss	-	-	-	(1,043,145)	-	(1,043,145)
Net income	-	-	-	-	334,355	334,355
Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,518	152	10,474	-	-	10,626
Costs associated with common stock issued	-	-	(3,653)	-	-	(3,653)
Other comprehensive loss	-	-	-	(6,362,850)	-	(6,362,850)
Net loss	-	-	-	-	(3,156,485)	(3,156,485)
Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash Flows from operating activities:
Net income (loss)	$(3,156,485)	$334,355
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,133	35,676
Net (gains) losses realized on the sale of securities	108,643	(229,992)
Unrealized (gains) losses on equity securities	1,638,847	(20,814)
Change in fair value of embedded derivative	177,596	108,526
(Accretion) amortization of investment securities, net	(55,431)	182,183
Deferred acquisition costs capitalized	(479,681)	(453,040)
Deferred acquisition costs amortized	1,205,554	1,210,345
Value of business acquired amortized	92,420	92,420
Interest credited on deposit type contracts	1,597,392	1,606,340
(Increase) decrease in operating assets:
Change in funds withheld	(656,085)	(2,492,319)
Investment income due and accrued	(176,441)	(275,468)
Reinsurance related assets	720,784	(27,284)
Deferred tax assets, net of valuation allowance	(53,817)	(1,208,417)
Other assets	328,735	1,060,110
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	4,207,406	4,046,010
Dividend Accumulation	3,425	2,135
Advance premiums	32,553	34,051
Other liabilities	(144,776)	171,602
Accounts payable and accrued expenses	(648,869)	(764,546)
Net cash provided by operating activities	4,787,903	3,411,873

Cash Flows from investing activities:
Purchase of fixed income investments	(10,865,054)	(2,751,482)
Purchase of equity investments	(1,415,492)	(1,252,485)
Purchase of mortgage investments	(8,295,919)	(2,591,328)
Purchase of other invested assets	(156,009)	-
Proceeds from fixed income sales and repayments	4,962,353	1,989,975
Proceeds from equity sales	1,167,810	675,534
Proceeds from mortgage repayments	3,748,177	2,104,322
Transfers from (to) funds withheld	967,462	200,000
Interest on policy loans	683	-
Increase (decrease) in policy loans	137,678	(9,616)
Purchase of property, equipment and software	(56,401)	(78,037)
Net cash used in investing activities	(9,804,712)	(1,713,117)

Cash Flows from financing activities:
Receipts on deposit-type contracts	5,389,262	3,987,535
Withdrawals on deposit-type contracts	(3,243,267)	(1,937,457)
Repayment of FHLB advance	(1,000,000)	-
Proceeds received from issuance of common stock, net of costs of issuance	6,973	(114,245)
Net cash provided by financing activities	1,152,968	1,935,833

Net increase (decrease) in cash and cash equivalents	(3,863,841)	3,634,589

Cash and Cash Equivalents:
Beginning	7,955,348	4,320,759
Ending	$4,091,507	$7,955,348

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Supplemental Cash Flow Information

	Years Ended December 31,
	2022	2021
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$639,610	$1,371,325
Funds withheld assumed withdrawals on deposit-type contracts	(915,520)	(1,542,077)
Commissions and expense allowances deducted from funds withheld	(908,074)	(942,548)
Assets transferred on settlement of funds withheld	45,800,032	-
Investment income due and accrued transferred on settlement of funds withheld	1,211,420	-
Reinsurance related assets transferred on settlement of funds withheld	1,049,088	-
Investment expenses payable transferred on settlement of funds withheld	(408,609)	-

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

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

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska, Oklahoma, Wyoming, South Dakota, Montana, Kentucky, Utah, Alabama, Ohio, Mississippi, and New Mexico. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note1.	Description of Business and Significant Accounting Policies (Continued)

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the other-than-temporary impairment would be recognized. We would recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. As of December 31, 2022 and 2021, the Company had no investment securities that were evaluated to be other than temporarily impaired.

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

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income (loss).  The Company had no valuation allowance against mortgage loans as of December 31, 2022 and 2021.

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

Funds Withheld under Coinsurance Agreement:Funds withheld under coinsurance agreement represent amounts contractually withheld by American Life and Security Corporation ("ALSC") in accordance with a reinsurance agreement entered into in 2020. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses in the consolidated statements of income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed below.

Under the terms of the 2020 ALSC Agreement the Company may assume custody of the assets in the funds withheld account once the Company attains its "Qualified Institutional Buyer" designation (as that term is defined in Rule 144A under the Securities Act of 1933, as amended).   The Company attained this designation in the fourth quarter of 2022.  The Company recorded the funds withheld assets at fair value on the date of transfer, which eliminated the embedded derivative component associated with the unrealized gains and losses within the funds withheld account.

Additionally, after the transfer of the funds withheld assets, ALSC continued to manage currency risk within the coinsured liability portfolio using derivative instruments.  In accordance with the coinsurance agreement, ALSC allocates a proportion of the derivative activity it manages to the Company, which is settled quarterly as part of the reinsurance settlement.  As the derivative allocation is not clearly and closely related to the host contract, the Company recognizes an embedded derivative equal to the fair value of the derivative allocation.

Other Invested Assets:  Other invested assets include collateral loans and private credit investments. The collateral loans and private credit investments are carried at fair value.  The inputs used to measure these assets are classified as Level 3 within the fair value hierarchy.

Embedded Derivatives:The Company has entered into coinsurance funds withheld arrangement which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. The Company has two different embedded derivatives, the first of which existed prior to the transfer of the funds withheld account, which is reported on the consolidated balance sheets in funds withheld under coinsurance agreement, with changes in fair value recognized in the consolidated statements of comprehensive income (loss) in net investment gains (losses).  The second embedded derivative recognized after the funds withheld transfer is reported within reinsurance related assets on the balance sheet and within net investment gains (losses) on the statement of comprehensive income (loss).

Policy loans: Policy loans are stated at aggregate unpaid principal balances.

Investment Real Estate: Real estate is stated at cost, less allowances for depreciation and, as appropriate, provisions for possible losses.

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2022. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2022 and 2021.

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2022 and 2021, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Balance at beginning of period	$6,354,875	$7,105,890
Capitalization of commissions, sales and issue expenses	479,681	459,330
Amortization net of interest	(1,205,554)	(1,210,345)
Balance at end of period	$5,629,002	$6,354,875

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2022 and 2021 are represented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Computer	$32,182	$32,182
Furniture and equipment	158,374	101,973
Accumulated depreciation	(58,081)	(41,370)
Balance at end of period	$132,475	$92,785

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2019 through 2022.

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

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2022 and 2021.

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Balance at beginning of period	$75,410,339	$71,843,283
Deposits received	5,948,185	5,345,302
Interest credited	1,590,654	1,601,155
Withdrawals	(4,068,636)	(3,379,401)
Balance at end of period	$78,880,542	$75,410,339

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2022 and 2021.

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Balance at beginning of period	$157,534	$238,924
Deposits received	80,687	13,558
Interest credited	6,738	5,185
Withdrawals	(90,151)	(100,133)
Balance at end of period	$154,808	$157,534

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

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2022 and 2021 is $131,489 and $115,524 and is included as a part of policyholder benefit reserves.

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

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2022 and 2021 the company had 7,746,922 and 7,745,404 common shares issued and outstanding, respectively.

Earnings per share attributable to the Company’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2022 and 2021 were 7,746,318 and 7,743,273 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net gain (loss) per common share is the same for the years ended December 31, 2022 and 2021.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments.  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables and mortgage loans) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

The updated guidance was effective for reporting periods beginning after December 15, 2019.  Early adoption was permitted for reporting periods beginning after December 15, 2018.  As an emerging growth company, the Company has elected to defer implementation of this standard to fiscal years beginning after December 15, 2022. The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted in the first quarter of 2023.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of December 31 is as follows:

	December 31, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$993,805	$36,313	$(5,031)	$1,025,087
Corporate bonds	19,018,738	722	(3,150,382)	15,869,078
Municipal bonds	6,228,636	-	(808,227)	5,420,409
Redeemable preferred stock	3,875,526	-	(519,911)	3,355,615
Term loans	18,086,124	209,989	(146,395)	18,149,718
Mortgage backed and asset backed securities	22,412,895	157,795	(1,074,520)	21,496,170
Total available for sale	$70,615,724	$404,819	$(5,704,466)	$65,316,077

	December 31, 2021
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$303,195	$144,570	$-	$447,765
Corporate bonds	19,397,461	2,101,518	(177,700)	21,321,279
Municipal bonds	6,306,387	671,263	(14,292)	6,963,358
Redeemable preferred stock	3,612,625	29,995	(21,094)	3,621,526
Mortgage backed and asset backed securities	5,636,371	22,617	(70,259)	5,588,729
Total available for sale	$35,256,039	$2,969,963	$(283,345)	$37,942,657

The amortized cost and fair value of debt securities as of December 31, 2022 and 2021, by contractual maturity, is as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$442,846	$450,461	$-	$-
After one year through five years	17,048,721	17,035,270	1,987,421	2,087,132
After five years through ten years	5,498,364	5,340,498	2,540,089	2,865,020
More than 10 years	21,337,372	17,638,063	21,479,533	23,780,250
Redeemable preferred stocks	3,875,526	3,355,615	3,612,625	3,621,526
Mortgage backed and asset backed securities	22,412,895	21,496,170	5,636,371	5,588,729
Total amortized cost and fair value	$70,615,724	$65,316,077	$35,256,039	$37,942,657

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns in 2022 and 2021 were $9,878,340 and $4,769,831, respectively. Realized gains and losses related to the sale of securities are summarized as follows:

	Year Ended December 31,
	2022	2021
Gross gains	$24,720	$248,891
Gross losses	(133,363)	(18,899)
Realized gains (losses)	$(108,643)	$229,992

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2022
Available for sale:
Fixed maturities:
US Treasury securities	$398,375	$(5,031)	$-	$-	$398,375	$(5,031)
Corporate bonds	12,378,486	(1,883,706)	3,206,913	(1,266,676)	15,585,399	(3,150,382)
Municipal bonds	4,711,895	(587,053)	708,514	(221,174)	5,420,409	(808,227)
Redeemable preferred stock	2,384,771	(363,193)	970,844	(156,718)	3,355,615	(519,911)
Term loans	6,309,005	(146,395)	-	-	6,309,005	(146,395)
Mortgage backed and asset backed securities	10,358,560	(458,754)	3,281,132	(615,766)	13,639,692	(1,074,520)
Total fixed maturities	$36,541,092	$(3,444,132)	$8,167,403	$(2,260,334)	$44,708,495	$(5,704,466)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2021
Available for sale:
Fixed maturities:
Corporate bonds	$4,496,456	$(177,700)	$-	$-	$4,496,456	$(177,700)
Municipal bonds	927,122	(14,292)	-	-	927,122	(14,292)
Redeemable preferred stock	1,394,650	(21,094)	-	-	1,394,650	(21,094)
Mortgage backed and asset backed securities	4,386,306	(70,259)	-	-	4,386,306	(70,259)
Total fixed maturities	$11,204,534	$(283,345)	$-	$-	$11,204,534	$(283,345)

Unrealized losses occur from market price declines that may be due to a number of factors, including economic downturns, changes in interest rates, competitive forces within an industry, issuer specific events, operational difficulties, lawsuits, and market pricing anomalies caused by factors such as temporary lack of liquidity.

The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2022 was 230, which represented an unrealized loss of $5,704,466 of the aggregate carrying value of those securities. The 230 securities breakdown as follows: 131 bonds, 73 mortgage and asset backed securities, 10 term loans, and 16 redeemable preferred stock. The Company determined that no securities were considered to be other-than-temporarily impaired as of December 31, 2022 and 2021.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2022 and December 31, 2021 are summarized as follows:

	December 31, 2022	December 31, 2021
Commercial mortgage loans by property type
Condominium	$1,696,975	$1,960,547
Land	1,902,277	-
Multi-property	9,539,738	1,157,950
Multi-family	5,016,424	534,645
Retail/Office	5,634,659	-
Total commercial mortgages	$23,790,073	$3,653,142

The Company’s mortgage loans by loan-to-value ratio as of December 31, 2022 and December 31, 2021 are summarized as follows:

	December 31, 2022	December 31, 2021
Loan to value ratio
Over 70 to 80%	$8,219,763	$-
Over 60 to 70%	5,196,975	1,960,547
Over 50 to 60%	4,682,750	-
Over 40 to 50%	3,235,951	339,335
Over 30 to 40%	-	195,310
Over 20 to 30%	1,319,975	-
Over 10 to 20%	1,134,659	1,157,950
Total	$23,790,073	$3,653,142

The Company’s mortgage loans by maturity date as of December 31, 2022 and December 31, 2021 are summarized as follows:

	December 31, 2022	December 31, 2021
Maturity Date
One year or less	$15,354,542	$2,155,857
After one year through five years	8,435,531	1,497,285
Total	$23,790,073	$3,653,142

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021

Fixed maturities	$2,159,129	$1,121,170
Mortgages	758,362	378,035
Equity securities	669,721	617,198
Funds withheld	1,581,453	3,421,796
Other invested assets	47,241	-
Cash and cash equivalents	47,285	1,794
	5,263,191	5,539,993
Less investment expenses	(464,992)	(203,945)
	$4,798,199	$5,336,048

Net Investment Gains (losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the year ended December 31, 2022, net investment losses is comprised of $1,638,847 of unrealized losses on our equity portfolio, net realized losses of $108,643, and a loss on the change in the fair value of our embedded derivatives of $177,596. For the year ended December 31, 2021, net investment gains is comprised of $20,814 of unrealized gains on our equity portfolio, net realized gains of $229,992, and a loss on the change in the fair value of our embedded derivative of $108,526.

Note 3.	Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consist of embedded derivatives on funds withheld on coinsurance assets which was eliminated in October 2022 and a reinsurance contract allocated hedge which was acquired in October 2022.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	December 31, 2022		December 31, 2021
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Funds withheld embedded derivative	$-	-	$544,768	$-	Funds withheld
Reinsurance contract allocated hedge	724,998	-	-	-	Reinsurance related assets

US Alliance Corporation

Notes to Consolidated Financial Statements

Note3.	Derivative Instruments (continued)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive loss:

	Year Ending	Year Ending	Balance
	December 31, 2022	December 31, 2021	Reported In
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$(544,768)	$(108,526)	Net investment gains (losses)
Change in reinsurance contract allocated hedge	$367,172	$-	Net investment gains (losses)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of embedded derivatives associated with the reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld asset with an adjustment for a credit valuation adjustment. Additionally, the fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the year ended December 31, 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$1,025,087	$1,025,087	$-	$-
Corporate bonds	15,869,078	-	15,687,478	181,600
Municipal bonds	5,420,409	-	5,420,409	-
Redeemable preferred stock	3,355,615	-	3,355,615	-
Term loans	18,149,718	-	-	18,149,718
Mortgage backed and asset backed securities	21,496,170	-	21,099,920	396,250
Total fixed maturities	65,316,077	1,025,087	45,563,422	18,727,568
Equities:
Common stock	6,024,224	5,929,624	94,600	-
Preferred stock	1,370,820	-	1,370,820	-
Total equities	7,395,044	5,929,624	1,465,420	-
Other invested assets	1,760,777	-	-	1,760,777
Reinsurance contract allocated hedge	724,998	-	-	724,998
Total	$75,196,896	$6,954,711	$47,028,842	$21,213,343

	December 31, 2021
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$447,765	$447,765	$-	$-
Corporate bonds	21,321,279	-	21,139,679	181,600
Municipal bonds	6,963,358	-	6,963,358	-
Redeemable preferred stock	3,621,526	-	3,621,526	-
Mortgage backed and asset backed securities	5,588,729	-	5,588,729	-
Total fixed maturities	37,942,657	447,765	37,313,292	181,600
Equities:
Common stock	7,319,584	7,226,584	93,000	-
Preferred stock	1,837,609	-	1,837,609	-
Total equities	9,157,193	7,226,584	1,930,609	-
Funds withheld embedded derivative	544,768	-	-	544,768
Total	$47,644,618	$7,674,349	$39,243,901	$726,368

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage
For the Year Ended December 31, 2022	Corporate	Backed	Term	Funds	Hedge
	Bonds	Securities	Loans	Withheld	Derivative
Fair value, beginning of period	$181,600	$-	$-	$544,768	$-
Acquisition	-	423,965	18,086,124	-	1,045,027
Investment related gains (losses)	-	(27,715)	63,594	(1,090,434)	(320,029)
Settlement	-	-	-	545,666	-
Fair value, end of period	$181,600	$396,250	$18,149,718	$-	$724,998

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2022

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,091,507	$4,091,507	$4,091,507	$-	$-
Mortgage loans on real estate	23,790,073	23,790,073	-	-	23,790,073
Investment income due and accrued	2,086,365	2,086,365	-	-	2,086,365
Reinsurance contract allocated hedge	724,998	724,998	-	-	724,998
Policy loans	34,980	34,980	-	-	34,980
Total Financial Assets (excluding available for sale investments)	$30,727,923	$30,727,923	$4,091,507	$-	$26,636,416

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	79,035,350	67,741,524	-	-	67,741,524
Total Financial Liabilities	$80,035,350	$68,741,524	$-	$-	$68,741,524

	December 31, 2021

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$7,955,348	$7,955,348	$7,955,348	$-	$-
Mortgage loans on real estate	3,653,142	3,653,142	-	-	3,653,142
Investment income due and accrued	698,504	698,504	-	-	698,504
Funds withheld	48,474,206	48,474,206	-	-	48,474,206
Policy loans	173,341	173,341	-	-	173,341
Total Financial Assets (excluding available for sale investments)	$60,954,541	$60,954,541	$7,955,348	$-	$52,999,193

Financial Liabilities:
Federal Home Loan Bank advance	$2,000,000	$2,000,000	$-	$-	$2,000,000
Policyholder deposits in deposit-type contracts	75,567,873	78,359,733	-	-	78,359,733
Total Financial Liabilities	$77,567,873	$80,359,733	$-	$-	$80,359,733

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Income Tax Provision

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

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2022 and 2021, respectively, is summarized as follows:

	2021	2021
Loss before total federal income tax	$(3,305,485)	$(346,187)
Tax rate	21%	21%
Expected income tax benefit	(694,152)	(72,700)
Effect of tax-exempt income	(19,204)	(19,588)
Disallowed deductions	-	1,181
Change in unrealized - valuation allowance and unrealized gains	-	56,601
State income tax, net	66,793	-
Return-to-Provision adjustments	(25,529)	20,471
Prior period adjustments	13,334	107,906
Change in valuation allowance	509,758	(774,413)
Total	$(149,000)	$(680,542)

For the year ended December 31, 2022, the Company recognized total tax benefit of $(149,000). This benefit is comprised of current tax benefit of $(95,183) and a deferred tax benefit of $(53,817). For the year ended December 31, 2021, the Company recognized a total tax benefit of $(680,542).  This benefit is comprised of current tax expense of $473,730 and a deferred tax benefit of $(1,154,272).

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2022 and 2021 are summarized as follows:

Deferred Tax Assets	2022	2021
Net operating and capital loss carryforwards	$2,364,039	$2,271,246
Unamortized start-up costs	105,502	126,603
Policyowner benefit reserves	2,752,406	2,806,586
Unrealized Losses	1,367,975	-
Tax DAC	824,896	753,983
Deferred tax asset valuation allowance	(1,834,167)	(1,324,409)
	5,580,651	4,634,009
Deferred Tax Liabilities
GAAP DAC	1,177,664	1,334,524
Fixed assets	29,945	21,703
8 Year Spread	116,715	155,620
Value of business acquired	528,862	548,271
Other GAAP to Tax Differences	432,943	233,953
Unrealized gains	-	779,171
	2,286,129	3,073,241

Net Deferred Tax	$3,294,522	$1,560,767

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Income Tax Provision (continued)

The Company has federal net operating loss ("NOL") and capital loss carryforwards of $9,630,952 and $9,198,976 as of December 31, 2022 and 2021, respectively. The federal NOLs generated in the years ended December 31, 2009 through 2017 will begin to expire in 2027 for federal income tax purposes. NOLs originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code ("IRC") section 382 limitations. NOLs generated after December 31, 2017, have an indefinite carryforward period and are subject to 80% deduction limitations based upon pre-NOL taxable income.

Note 6.	Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021 is listed in the following table.

	December 31, 2022	December 31, 2021
Balance Sheet
Benefits and claim reserves ceded	$87,411	$86,777
Amounts due (to) from ceding company	39,817	(235,629)
Benefits and claim reserves assumed	53,519,377	53,774,832

	Years ended
Statements of Comprehensive Loss	December 31, 2022	December 31, 2021

Ceded premium	$1,214,932	$1,075,837
Assumed premium	4,400,339	4,301,496
Allowances on ceded premium	22,936	23,649
Allowances paid on assumed premium	515,429	554,388
Assumed benefits and policyholder reserve increases	5,566,574	5,291,774

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

Total rent expense was $0 and $7,546 for the years ended December 31, 2022 and 2021, respectively. The Company terminated its lease on its former Topeka headquarters effective December 31, 2020 and has no future rent obligations for this location. The Company maintained an office in Bismarck, ND with a lease that expired on September 30, 2021.

Note 8.	Related Party Transactions

Brier Development Company, Inc. is owned solely by Jack Brier, President and CEO of the Company. Brier Development Company, Inc. owns 20,000 shares of stock in USAC which are in escrow until 5 years after the termination of the public offering. The Company makes reimbursements to Brier Development Company, Inc. on behalf of Jack H. Brier for single coverage for long-term care, Medicare coverage, and an allowance for vehicle expenses.  Reimbursements for these items were $26,373 and $25,813 for years ended December 31, 2022 and 2021, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 9.	Federal Home Loan Bank Advances

One of the Company’s subsidiaries, USALSC, is a member of the Federal Home Loan Bank of Topeka (FHLB), which provides access to collateralized borrowings.  Any borrowings from FHLB requires the purchase of FHLB common stock in an amount equal to 4.5% of the borrowing.  On October 31, 2019, USALSC received an advance of $ 1,000,000 based on USALSC purchasing $ 45,000 of FHLB common stock.   This regular fixed convertible advance has a 10 year term with an FHLB option to convert to an adjustable rate on the 5th anniversary. The interest rate at issue was 1.66%. On April 23, 2020 and June 22, 2020 the company took two additional advances with two year terms. The interest rate at issue was 0.37% and 0.28% respectively. As of December 31, 2022, the Company had outstanding advances of $1,000,000.

As of December 31, 2022, USALSC had pledged $1,867,278 of mortgage backed securities and US treasuries to FHLB in support of its outstanding advance.

Note 10.	Restricted Funds

As required by Kansas law, US Alliance Life and Security Company maintains a trust account at Capitol Federal Savings Bank which is jointly owned by the Kansas Insurance Department. The life insurance company is required by the State of Kansas to hold $400,000 of asset book value in this account. The Company placed additional assets into this trust account in 2015 and 2022 to meet the minimum deposit requirements for additional states. These assets were held in bonds and other invested assets with a statement value of $1,500,000 and $625,000 as of December 31, 2022 and 2021, respectively. Additionally, the Company has a special deposit with the State of Missouri with asset book value of $300,000. Dakota Capital Life Insurance Company has $1,030,000 of funds on deposit jointly owned with the North Dakota Insurance Department at the Bank of North Dakota. US Alliance Life and Security Company – Montana has $825,000 of funds on deposit jointly owned by the Montana Department of Insurance at Capitol Federal Savings Bank.

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

The following table summarizes the statutory net income (loss) and statutory capital and surplus of US Alliance Life and Security Company, Dakota Capital Life Insurance Company, and US Alliance Life and Security Company - Montana for the years ended December 31, 2022 and 2021.

	Statutory Capital and Surplus as of
	December 31,	December 31,
	2022	2021

US Alliance Life and Security Company	$5,617,538	$7,377,352
Dakota Capital Life Insurance Company	3,840,701	3,946,357
US Alliance Life and Security Company - Montana	1,840,134	1,709,322

	Statutory Net Income (loss) for the years ended December 31,
	2022	2021

US Alliance Life and Security Company	$(2,229,098)	$792,748
Dakota Capital Life Insurance Company	(219,601)	73,953
US Alliance Life and Security Company - Montana	133,180	(1,179)

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

The payment of dividends to US Alliance Life and Security Company by Dakota Capital Life Insurance Company and US Alliance Life and Security Company – Montana is subject to similar limitations.  No dividends were paid in 2022 or 2021.

Note 12.	Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of December 31, 2022 no requests of capital have been made.

Note 13.	Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing the consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after, but before the consolidated financial statements are issued. In some cases, unrecognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.  On December 5, 2022, the Company obtained board approval to contribute capital in the amount of $700,000 to US Alliance Life and Security Company, if needed.  On February 21, 2022, the decision was made to contribute capital to US Alliance Life and Security Company in the amount of $700,000.  This contribution, pending Kansas Insurance Department approval, will increase US Alliance Life and Security Company surplus by $700,000.

The Company has evaluated subsequent events through February 21, 2023, the date on which the consolidated financial statements were issued.