Form 10-Q
period 2023-03-31
US Alliance Corp
filed 2023-05-15
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐

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

Common stock, $0.10 par value

7,746,922 shares outstanding

as of May 3, 2023

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $70,218,924 and $70,615,724 as of March 31, 2023 and December 31, 2022, respectively)	$65,716,665	$65,316,077
Equity securities, at fair value	7,578,511	7,395,044
Mortgage loans on real estate (net of allowance for credit losses of $137,148 as of March 31, 2023)	25,284,983	23,790,073
Other invested assets	1,985,441	1,760,777
Policy loans	35,747	34,980
Real estate, net of depreciation	1,366,360	1,373,716
Total investments	101,967,707	99,670,667

Cash and cash equivalents	4,044,010	4,091,507
Investment income due and accrued	2,189,269	2,086,365
Reinsurance related assets	290,777	125,549
Deferred acquisition costs, net	5,393,700	5,629,002
Value of business acquired, net	2,495,288	2,518,393
Property, equipment and software, net	164,320	132,475
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	3,294,522	3,294,522
Other assets	458,546	472,275
Total assets	$120,575,681	$118,298,297

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$78,341,879	$79,035,350
Policyholder benefit reserves	30,464,718	29,411,984
Dividend accumulation	122,662	121,687
Advance premiums	165,199	168,782
Total policy liabilities	109,094,458	108,737,803

Accounts payable and accrued expenses	1,375,809	448,805
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	78,134	42,295
Total liabilities	111,548,401	110,228,903

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,746,922 shares as of March 31, 2023 and December 31, 2022	774,693	774,693
Additional paid-in capital	22,955,458	22,955,458
Accumulated deficit	(11,694,559)	(11,819,637)
Accumulated other comprehensive loss	(3,008,312)	(3,841,120)
Total shareholders' equity	9,027,280	8,069,394

Total liabilities and shareholders' equity	$120,575,681	$118,298,297

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Income:
Premium income	$3,341,325	$3,362,256
Net investment income	1,505,610	1,151,622
Net investment gains (losses)	347,102	(732,653)
Other income	83,788	79,565
Total income	5,277,825	3,860,790

Expenses:
Death claims	941,702	797,288
Policyholder benefits	1,564,035	1,659,985
Increase in policyholder reserves	1,047,878	1,196,350
Commissions, net of deferrals	171,731	190,334
Amortization of deferred acquisition costs	367,122	275,698
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	363,288	324,059
Other operating expenses	523,513	541,402
Total expense	5,002,374	5,008,221

Net income (loss)	$275,451	$(1,147,431)

Net income (loss) per common share, basic and diluted	$0.04	$(0.15)

Unrealized net holding gains (losses) arising during the period, net of tax	832,285	(3,218,556)
Reclassification adjustment for losses included in net income (loss)	523	495

Other comprehensive income (loss)	832,808	(3,218,061)

Comprehensive income (loss)	$1,108,259	$(4,365,492)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
Three Months Ended March 31, 2023 and 2022

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,268	127	8,749	-	-	8,876
Costs associated with common stock issued	-	-	(1,705)	-	-	(1,705)
Other comprehensive loss	-	-	-	(3,218,061)	-	(3,218,061)
Net loss	-	-	-	-	(1,147,431)	(1,147,431)
Balance, March 31, 2022	7,746,672	$774,668	$22,955,681	$(696,331)	$(9,810,583)	$13,223,435

Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Other comprehensive income	-	-	-	832,808	-	832,808
Cumulative effect of changes in accounting principal	-	-	-	-	(150,373)	(150,373)
Net income	-	-	-	-	275,451	275,451
Balance, March 31, 2023	7,746,922	$774,693	$22,955,458	$(3,008,312)	$(11,694,559)	$9,027,280

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cash Flows from operating activities:
Net income (loss)	$275,451	$(1,147,431)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,862	10,543
Net (gains) losses realized on the sale of securities and net credit losses recognized in operations	(198,310)	641
Unrealized (gains) losses on equity securities	(246,126)	449,795
Change in fair value of embedded derivative	97,334	282,217
(Accretion) amortization of investment securities, net	(127,339)	43,567
Deferred acquisition costs capitalized	(131,820)	(108,618)
Deferred acquisition costs amortized	367,122	275,698
Value of business acquired amortized	23,105	23,105
Interest credited on deposit type contracts	431,983	304,017
(Increase) decrease in operating assets:
Change in funds withheld	-	(454,194)
Investment income due and accrued	(102,904)	184,610
Reinsurance related assets	(165,228)	8,627
Other assets	13,729	166,827
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,052,734	1,213,223
Dividend accumulation	975	548
Advance premiums	(3,583)	30,829
Other liabilities	35,839	11,493
Accounts payable and accrued expenses	927,004	11,612
Net cash provided by operating activities	2,261,828	1,307,109

Cash Flows from investing activities:
Purchase of fixed income investments	(1,088,214)	(459,249)
Purchase of equity investments	(1,308)	(843,310)
Purchase of mortgage investments	(1,673,256)	(2,101,335)
Purchase of other invested assets	(120,091)	-
Proceeds from fixed income sales and repayments	1,689,780	204,538
Proceeds from equity sales	44,835	309,668
Proceeds from mortgage repayments	1,503	2,528,264
Increase in policy loans	(767)	(40,629)
Purchase of property, equipment and software	(36,353)	(3,602)
Net cash used in investing activities	(1,183,871)	(405,655)

Cash Flows from financing activities:
Receipts on deposit-type contracts	1,518,509	1,129,420
Withdrawals on deposit-type contracts	(2,643,963)	(567,239)
Proceeds received from issuance of common stock, net of costs of issuance	-	7,171
Net cash provided by (used in) financing activities	(1,125,454)	569,352

Net increase (decrease) in cash and cash equivalents	(47,497)	1,470,806

Cash and Cash Equivalents:
Beginning	4,091,507	7,955,348
Ending	$4,044,010	$9,426,154

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Supplemental Disclosure of Non-Cash Information
Funds withheld assumed deposits on deposit-type contracts	$-	$379,827
Funds withheld assumed withdrawals on deposit-type contracts	-	(260,972)
Commissions and expense allowances deducted from funds withheld	-	(277,439)

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants associated with this offering expired on April 1, 2016. The Company further extended this offering to February 24, 2024. During the fourth quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota.

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

The results of operation for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2022.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska, Oklahoma, Wyoming, South Dakota, Montana, Utah, Kentucky, Alabama, Mississippi, Ohio, and New Mexico. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana.

Reclassifications: Certain reclassifications of a minor nature have been made to prior-year balances to conform to current-year presentation with no net impact to net loss/income or equity.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2023, and December 31, 2022, USAC had 7,746,922 common shares issued and outstanding.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2023 and 2022 were 7,746,922 and 7,745,827 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three months ended March 31, 2023 and 2022.

New accounting standards:

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

The updated guidance was effective for reporting periods beginning after December 15, 2019.  Early adoption was permitted for reporting periods beginning after December 15, 2018.  The Company qualifed as an emerging growth comapny prior to December 31, 2022 and as such, had elected to defer implementation of this standard to fiscal years beginning after December 15, 2022. The adoption of this guidance is reflected in the Consolidated Statements of  Changes in Shareholders Equity and was not material.

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.    Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$781,660	$895	$(41,739)	$740,816
Corporate bonds	18,991,120	1,175	(2,643,662)	16,348,633
Municipal bonds	6,223,405	8,958	(582,559)	5,649,804
Redeemable preferred stock	3,871,039	587	(445,298)	3,426,328
Term loans	18,141,181	164,592	(150,865)	18,154,908
Mortgage backed and asset backed securities	22,210,519	258,327	(1,072,670)	21,396,176
Total available for sale	$70,218,924	$434,534	$(4,936,793)	$65,716,665

	December 31, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$993,805	$36,313	$(5,031)	$1,025,087
Corporate bonds	19,018,738	722	(3,150,382)	15,869,078
Municipal bonds	6,228,636	-	(808,227)	5,420,409
Redeemable preferred stock	3,875,526	-	(519,911)	3,355,615
Term loans	18,086,124	209,989	(146,395)	18,149,718
Mortgage backed and asset backed securities	22,412,895	157,795	(1,074,520)	21,496,170
Total available for sale	$70,615,724	$404,819	$(5,704,466)	$65,316,077

The amortized cost and fair value of debt securities as of March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$100,631	$99,638	$442,846	$450,461
After one year through five years	17,148,985	17,104,575	17,048,721	17,035,270
After five years through ten years	5,563,633	5,469,445	5,498,364	5,340,498
More than 10 years	21,324,117	18,220,503	21,337,372	17,638,063
Redeemable preferred stocks	3,871,039	3,426,328	3,875,526	3,355,615
Mortgage backed and asset backed securities	22,210,519	21,396,176	22,412,895	21,496,170
Total amortized cost and fair value	$70,218,924	$65,716,665	$70,615,724	$65,316,077

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended March 31, 2023 and 2022 were $1,736,118 and $3,042,470, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2023	2022
Gross gains	$188,777	$1,900
Gross losses	(3,692)	(2,541)
Realized gains (losses)	$185,085	$(641)

Mortgage loans on real estate
Decrease in allowance for credit losses	$13,225	$-

Net gains (losses) realized on the sale of securities and net credit losses recognized in operations	$198,310	$(641)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2023	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$538,754	$(41,739)	$-	$-	$538,754	$(41,739)
Corporate bonds	8,676,598	(810,883)	7,302,004	(1,832,779)	15,978,602	(2,643,662)
Municipal bonds	4,380,766	(314,727)	999,757	(267,832)	5,380,523	(582,559)
Redeemable preferred stock	278,213	(26,958)	3,029,054	(418,340)	3,307,267	(445,298)
Term loans	8,705,391	(150,865)	-	-	8,705,391	(150,865)
Mortgage backed and asset backed securities	9,426,743	(412,421)	4,205,258	(660,249)	13,632,001	(1,072,670)
Total fixed maturities	$32,006,465	$(1,757,593)	$15,536,073	$(3,179,200)	$47,542,538	$(4,936,793)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2022
Available for sale:
Fixed maturities:
US Treasury securities	$398,375	$(5,031)	$-	$-	$398,375	$(5,031)
Corporate bonds	12,378,486	(1,883,706)	3,206,913	(1,266,676)	15,585,399	(3,150,382)
Municipal bonds	4,711,896	(587,053)	708,514	(221,174)	5,420,410	(808,227)
Redeemable preferred stock	2,384,771	(363,193)	970,844	(156,718)	3,355,615	(519,911)
Term loans	6,309,005	(146,395)	-	-	6,309,005	(146,395)
Mortgage backed and asset backed securities	10,358,560	(458,754)	3,281,132	(615,766)	13,639,692	(1,074,520)
Total fixed maturities	$36,541,093	$(3,444,132)	$8,167,402	$(2,260,334)	$44,708,495	$(5,704,466)

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Unrealized losses occur from market price declines due to changes in interest rates.  The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of March 31, 2023 was 230, which represented an unrealized loss of $4,936,793 of the aggregate carrying value of those securities. The 230 securities breakdown as follows: 135 bonds, 70 mortgage and asset backed securities, 10 term loans, and 15 redeemable preferred stock. The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2022 was 230, which represented an unrealized loss of $5,704,466 of the aggregate carrying value of those securities. The 230 securities breakdown as follows: 131 bonds, 73 mortgage and asset backed securities, 10 term loans, and 16 redeemable preferred stock.

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Commercial mortgage loans by property type
Condominium	$1,696,975	$1,696,975
Land	1,902,277	1,902,277
Multi-property	9,870,383	9,539,738
Multi-family	5,334,609	5,016,424
Retail/Office	6,617,887	5,634,659
Total commercial mortgages	$25,422,131	$23,790,073
Allowance for credit losses	(137,148)	-
Carrying value	$25,284,983	$23,790,073

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Loan to value ratio
Over 70 to 80%	$8,230,409	$8,219,763
Over 60 to 70%	5,196,975	5,196,975
Over 50 to 60%	5,002,438	4,682,750
Over 40 to 50%	3,234,448	3,235,951
Over 20 to 30%	2,639,974	1,319,975
Over 10 to 20%	1,117,887	1,134,659
Total	$25,422,131	$23,790,073
Allowance for credit losses	(137,148)	-
Carrying value	$25,284,983	$23,790,073

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The Company’s mortgage loans by maturity date as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Maturity Date
One year or less	$18,876,776	$15,354,542
After one year through five years	6,545,355	8,435,531
Total	$25,422,131	$23,790,073
Allowance for credit losses	(137,148)	-
Carrying value	$25,284,983	$23,790,073

The Company evaluates its commercial mortgage loan portfolio for the establishment of a loan loss allowance by specific identification of impaired loans. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had no mortgage loans that were on non-accrued status as of March 31, 2023 and December 31, 2022.  The were no mortgage loans delinquent on payments due the Company as of March 31, 2023 and December 31, 2022.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three-month periods ended March 31, 2023 and March 31, 2022.

The Company's commercial mortgage loans are pooled by risk rating and property collateral type and an estimated loss ratio is applied against each risk pool. The loss ratios are generally based upon historical loss experience for each risk pool and are adjusted for current and forecasted economic factors management believes to be relevant and supportable. Economic factors are forecasted for two years with immediate reversion to historical experience.

The following table presents a roll-forward of our specific and general valuation allowances for our commercial mortgage loan portfolio:

	Three Months Ended March 31, 2023
	(unaudited)
	Specific Allowance	General Allowance
Beginning allowance balance	$-	$-
Cumulative adjustment for changes in accounting principals	-	150,373
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	-	(13,225)
Ending Allowance	$-	$137,148

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the three months ended March 31, 2023 and 2022.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Fixed maturities	$1,039,423	$275,333
Mortgages	509,022	27,391
Equity securities	210,370	154,674
Funds withheld	-	700,308
Other invested assets	45,940	-
Cash and cash equivalents	14,021	460
	1,818,776	1,158,166
Less investment expenses	(313,166)	(6,544)
	$1,505,610	$1,151,622

Net Investment Gains (Losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2023, net investment gains is comprised of $246,126 of unrealized gains on our equity portfolio, net realized gains including net credit losses recognized of $198,310, and a loss on the unrealized change in the fair value of our embedded derivative of $97,334. For the three months ended March 31, 2022, net investment losses is comprised of $449,795 of unrealized losses on our equity portfolio, net realized losses of $641 and a loss on the change in the fair value of our embedded derivative of $282,217.

Note 3.    Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consists of embedded derivatives on funds withheld on coinsurance assets which was eliminated in October 2022 and a reinsurance contract allocated hedge which was acquired in October 2022.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	March 31, 2023		December 31, 2022
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(Unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$726,077	-	$724,998	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Three Months Ending	Three Months Ending	Balance
	March 31, 2023	March 31, 2022	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$-	$(282,217)	Net investment gains (losses)
Change in reinsurance contract allocated hedge	$1,079	$-	Net investment gains (losses)

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three months ended March 31, 2023 and 2022.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$740,816	$740,816	$-	$-
Corporate bonds	16,348,633	-	16,172,633	176,000
Municipal bonds	5,649,804	-	5,649,804	-
Redeemable preferred stock	3,426,328	-	3,426,328	-
Term loans	18,154,908	-	-	18,154,908
Mortgage backed and asset backed securities	21,396,176	-	21,002,426	393,750
Total fixed maturities	65,716,665	740,816	46,251,191	18,724,658
Equities:
Common stock	6,129,740	6,034,240	95,500	-
Preferred stock	1,448,771	-	1,448,771	-
Total equities	7,578,511	6,034,240	1,544,271	-
Other invested assets	1,985,441	-	-	1,985,441
Reinsurance contract allocated hedge	726,077	-	-	726,077
Total	$76,006,694	$6,775,056	$47,795,462	$21,436,176

	December 31, 2022
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$1,025,087	$1,025,087	$-	$-
Corporate bonds	15,869,078	-	15,687,478	181,600
Municipal bonds	5,420,409	-	5,420,409	-
Redeemable preferred stock	3,355,615	-	3,355,615	-
Term loans	18,149,718	-	-	18,149,718
Mortgage backed and asset backed securities	21,496,170	-	21,099,920	396,250
Total fixed maturities	65,316,077	1,025,087	45,563,422	18,727,568
Equities:
Common stock	6,024,224	5,929,624	94,600	-
Preferred stock	1,370,820	-	1,370,820	-
Total equities	7,395,044	5,929,624	1,465,420	-
Other invested assets	1,760,777	-	-	1,760,777
Reinsurance contract allocated hedge	724,998	-	-	724,998
Total	$75,196,896	$6,954,711	$47,028,842	$21,213,343

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage
For the Three Months Ended March 31, 2023	Corporate	Backed	Term	Hedge
(unaudited)	Bonds	Securities	Loans	Derivative
Fair value, beginning of period	$181,600	$396,250	$18,149,718	$724,998
Principal payment	(5,600)	(2,500)	(135,042)
Acquisition	-	-	109,837	-
Investment related gains	-	-	30,395	1,079
Fair value, end of period	$176,000	$393,750	$18,154,908	$726,077

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

Mortgage loans on real estate: Mortgage loans are carried at their unpaid principal value as that is considered the fair market values for these loans less an allowance for credit losses.

Reinsurance contract allocated hedge: The carrying value of funds withheld at interest approximates fair value as funds are specifically identified in the agreement. The fair value of the specified funds is based on the fair value of the underlying assets that are held by the ceding company.  The ceding company uses a variety of sources and pricing methodologies, which are not transparent to the Company and may include significant unobservable inputs to value the securities held in distinct portfolios, therefore the valuation of these funds withheld assets are considered Level 3 in the fair value hierarchy.

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,044,010	$4,044,010	$4,044,010	$-	$-
Mortgage loans on real estate	25,284,983	25,284,983	-	-	25,284,983
Investment income due and accrued	2,189,269	2,189,269	-	-	2,189,269
Reinsurance contract allocated hedge	726,077	726,077	-	-	726,077
Policy loans	35,747	35,747	-	-	35,747
Total Financial Assets (excluding available for sale investments)	$32,280,086	$32,280,086	$4,044,010	$-	$28,236,076

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,341,879	65,582,459	-	-	65,582,459
Total Financial Liabilities	$79,341,879	$66,582,459	$-	$-	$66,582,459

	December 31, 2022

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,091,507	$4,091,507	$4,091,507	$-	$-
Mortgage loans on real estate	23,790,073	23,790,073	-	-	23,790,073
Investment income due and accrued	2,086,365	2,086,365	-	-	2,086,365
Reinsurance contract allocated hedge	724,998	724,998	-	-	724,998
Policy loans	34,980	34,980	-	-	34,980
Total Financial Assets (excluding available for sale investments)	$30,727,923	$30,727,923	$4,091,507	$-	$26,636,416

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	79,035,350	67,741,524	-	-	67,741,524
Total Financial Liabilities	$80,035,350	$68,741,524	$-	$-	$68,741,524

Note 5.    Income Tax Provision

No income tax expense or (benefit) has been reflected for the three months ended March 31, 2023 and 2022 due to loss carryforwards and a change in the valuation allowance pertaining to the deferred tax asset.

The net operating loss carryforwards for the Company are $9,630,952 as of December 31, 2022 and estimated to be $9,500,000 as of March 31, 2023. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $3,294,522 as of both March 31, 2023 and December 31, 2022.

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

The Company has evaluated subsequent events through May 15, 2023, the date on which the consolidated financial statements were issued.

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

The Company assumes business under three reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into and agreement (the "2017 ALSC Agreement") to assume 100% of a certain block of life insurance policies from American Life & Security Company ("ALSC"). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into an agreement with ALSC (the "2020 ALSC Agreement") to assume a quota share percentage of a block of annuity policies. As of December 31, 2022, the Company had assumed $52.3 million in annuity deposits under the 2020 ALSC Agreement. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

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

The recognition of credit losses on debt securities is dependent on the facts and circumstances related to the specific security. If we determine a credit loss exists, the difference between amortized cost and fair value is recognized in the income statement.  Our membership in the Federal Home Loan Bank (“FHLB”) provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery.

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

Funds Withheld under Coinsurance Agreement

Funds withheld under coinsurance agreement represent amounts contractually withheld by a ceding company in accordance with the 2020 ALSC Agreement. For agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined by the treaty, are withheld and legally owned by the ceding company.  Interest is recorded in net investment income, net of related expenses, in the consolidated statements of comprehensive income (loss).  Funds withheld under coinsurance agreement are presented net of the embedded derivative, discussed above.  Under the terms of the 2020 ALSC Agreement the Company may assume custody of the assets in the funds withheld account once the Company qualifies as an "Qualified Institutional Buyer" (as that term is defined in Rule 144A under the Securities Act of 1933, as amended) and we satisfied the qualifications for this designation beginning in the fourth quarter of 2022.   The Company recorded the funds withheld assets at fair value on the date of transfer, which eliminated the embedded derivative component associated with the unrealized gains and losses within the funds withheld account.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the three months ended March 31, 2023 and 2022 are summarized in the table below.

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Income:
Premium income	$3,341,325	$3,362,256
Net investment income	1,505,610	1,151,622
Net investment gains (losses)	347,102	(732,653)
Other income	83,788	79,565
Total income	5,277,825	3,860,790

Our first quarter 2023 total income increased to $5,277,825, an increase of $1,417,035 or 37% from the 2022 first quarter total income of $3,860,790. The increase is driven by increased net investment income and net investment gains.   The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income and is a driver of first quarter increased total income.

Premium income: Premium income for the first quarter of 2023 was $3,341,325 compared to $3,362,256 for the same period in 2022, a decrease of $20,931 or 1%. The decrease was driven by an increase in ceded premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended March 31, 2023 and 2022 are summarized in the following table.

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Direct	$2,387,598	$2,376,534
Assumed	1,279,201	1,287,815
Ceded	(325,474)	(302,093)
Total	$3,341,325	$3,362,256

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Fixed maturities	$1,039,423	$275,333
Mortgages	509,022	27,391
Equity securities	210,370	154,674
Funds withheld	-	700,308
Other invested assets	45,940	-
Cash and cash equivalents	14,021	460
	1,818,776	1,158,166
Less investment expenses	(313,166)	(6,544)
	$1,505,610	$1,151,622

Net investment income for the first three months of 2023 was $1,505,610, compared to $1,151,622 for the same period in 2022, an increase of $353,988 or 31%. The increase is driven by an increase in net yields.

Net investment gains (losses): Net investment gains for the first three months of 2023 were $347,102, compared to losses of $732,653 for the same period 2022, an increase of $1,079,755. The net investment gains are attributable to increases in the value of our equity securities and net realized gains. Net investment gains for 2023 were comprised of $246,126 of unrealized gains in our equity portfolio, $97,334 of unrealized losses on derivative assets, and realized gains of $198,310. Net investment losses for the first three months of 2022 were comprised of $449,795 of unrealized losses in our equity portfolio, $282,217 of unrealized losses on our funds withheld asset, and realized losses of $641. Realized gains and losses related to the sale of securities for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2023	2022
Gross gains	$188,777	$1,900
Gross losses	(3,692)	(2,541)
Realized gains (losses)	$185,085	$(641)

Mortgage loans on real estate	13,225	-
Decrease in allowance for credit losses	$13,225	$-

Other income: Other income for the three months ended March 31, 2023 was $83,788 compared to $79,565 in 2022, an increase of $4,223.

Expenses. Expenses for the three months ended March 31, 2023 and 2022 are summarized in the table below.

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Expenses:
Death claims	941,702	797,288
Policyholder benefits	1,564,035	1,659,985
Increase in policyholder reserves	1,047,878	1,196,350
Commissions, net of deferrals	171,731	190,334
Amortization of deferred acquisition costs	367,122	275,698
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	363,288	324,059
Other operating expenses	523,513	541,402
Total expense	5,002,374	5,008,221

Death claims: Death benefits were $941,702 in the three months ended March 31, 2023 compared to $797,288 for the same period in 2022, an increase of $144,414 or 18%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Policyholder benefits: Policyholder benefits were $1,564,035 in the three months ended March 31, 2023 compared to $1,659,985 for the same period in 2022, a decrease of $95,950 or 6%. The primary driver of this decrease is a reduction of assumed benefits and increased surrender change income.

Increase in policyholder reserves: Policyholder reserves increased by $1,047,878 in the three months ended March 31, 2023, compared to $1,659,985 for the same period in 2022, a decrease of $148,472 or 12%. The reduced growth in reserves is the result of increased pre-need claims.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $171,731 in the three months ended March 31, 2023, compared to $190,334 for the same period in 2022, a decrease of $18,603. This decrease is due to a reduction in commissions on assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $367,122 in the three months ended March 31, 2023, compared to $275,698 for the same period in 2022, an increase of $91,424. The increase is driven by adjustments to DAC amortization resulting from increased annuity surrenders.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $23,105 in the three months ended March 31, 2023 and 2022, respectively.  VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $363,288 for the three months ended March 31, 2023, compared to $324,059 for the same period in 2022, an increase of $39,229 or 12%. The increase was driven by increased employee compensation costs and additional team members.

Other operating expenses: Other operating expenses were $523,513 in the three months ended March 31, 2023, compared to $541,402 for the same period in 2022, a decrease of $17,889 or 3%. The decrease is driven by decreased marketing and building expense partially offset by increased actuarial and audit expenses.

Net Income (loss): Our net income was $275,451 in the three months ended March 31, 2023 compared to net loss of $1,147,431 for the same period in 2022, an increase of $1,422,882. Our net income per share was $0.04 compared to net loss per share of $0.15 in 2022, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $120,575,681 as of March 31, 2023, an increase of $2,277,384 or 2% from December 31, 2022 assets of $118,298,297. This is primarily the result of premium income and an increase in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of March 31, 2023, we had available for sale fixed maturity assets of $65,716,665, an increase of $400,588 or 1% from the December 31, 2022 balance of $65,316,077. The increase is driven by an increase in the market value of these securities. If we hold our fixed maturity securities to maturity any change in market value is temporary.

Equity securities, at fair value: As of March 31, 2023, we had equity assets of $7,578,511, an increase of $183,467 or 3% from the December 31, 2022 balance of $7,395,044. This increase is driven by an increase in the market value of our equity securities.

Mortgage loans on real estate: As of March 31, 2023, we had mortgage loans on real estate of $25,284,983, an increase of $1,494,910 or 6% from the December 31, 2022 balance of $23,790,073. The increase is the result of acquiring additional mortgage loan participations.

Other invested assets: As of March 31, 2023, we had other invested assets of $1,985,441, an increase of $224,664 or 12% from the December 31, 2022 balance of $1,760,777. The increase is the result of acquisitions of additional assets.

Policy loans: As of March 31, 2023, our policy loans were $35,747, an increase of $767 or 2% from the December 31, 2022 balance of $34,980. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of March 31, 2023, we had real estate assets of $1,366,360 related to the purchase of our home office building, a decrease of $7,356 from the December 31, 2022 balance of $1,373,716. The decrease is the result of depreciation.

Cash and cash equivalents: As of March 31, 2023, we had cash and cash equivalent assets of $4,044,010, a decrease of $47,497 or 1% from the December 31, 2022 balance of $4,091,507. This decrease was the result of cash being deployed into invested assets.

Investment income due and accrued: As of March 31, 2023, our investment income due and accrued was $2,189,269 compared to $2,086,365 as of December 31, 2022, an increase of $102,904 or 5%. This increase is attributable to investment activity.

Reinsurance related assets: As of March 31, 2023, our reinsurance related assets were $290,777 compared to $125,549 as of December 31, 2022, an increase of $165,228. This increase is the result of changes in the net settlement due from reinsurers.

Deferred acquisition costs, net: As of March 31, 2023, our deferred acquisition costs were $5,393,700 compared to $5,629,002 as of December 31, 2022, a decrease of $235,302 or 4%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of March 31, 2023 our value of business acquired asset was $2,495,288 compared to $2,518,393 as of December 31, 2022, a decrease of $23,105 or 1%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of March 31, 2023 our property, equipment and software assets were $164,320, an increase of $31,845 from the December 31, 2022 balance of $132,475. This increase is the result of renovation of our home office.

Goodwill: As of March 31, 2023 and December 31, 2022, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,294,522 as of March 31, 2023 and December 31, 2022. No change in the net deferred tax asset was recorded in the first quarter.

Other assets: As of March 31, 2023, our other assets were $458,546, a decrease of $13,729 or 3% from the December 31, 2022 balance of $472,275. This decrease is the result of normal business activity.

Liabilities. Our total liabilities were $111,548,401 as of March 31, 2023, an increase of $1,319,498 or 1% from our December 31, 2022 liabilities of $110,228,903. This increase is driven by an increase in our accounts payable.

Policy liabilities: Our total policy liabilities as of March 31, 2023 were $109,094,458 compared to $108,737,803 as of December 31, 2022, an increase of $356,655 or 0%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of March 31, 2023, our accounts payable and accrued expenses were $1,375,809 compared to $448,805 as of December 31, 2022, an increase of $927,004 or 207%. This increase is driven by reinsurance settlement payables.

Federal Home Loan Bank advance: As of March 31, 2023 and December 31, 2022, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka.

Shareholders’ Equity. Our shareholders’ equity was $9,027,280 as of March 31, 2023, an increase of $957,886 from our December 31, 2022 shareholders’ equity of $8,069,394. The increase in shareholders’ equity was driven by an increase in other comprehensive income (loss) and by our net income. The increase in other comprehensive income is the result of increased market value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$740,816	0.7%	$1,025,087	1.0%
Corporate bonds	16,348,633	15.5%	15,869,078	15.3%
Municipal bonds	5,649,804	5.3%	5,420,409	5.2%
Redeemable preferred stocks	3,426,328	3.2%	3,355,615	3.2%
Term Loans	18,154,908	17.1%	18,149,718	17.6%
Mortgage backed and asset backed securities	21,396,176	20.2%	21,496,170	20.8%
Total fixed maturities	65,716,665	62.0%	65,316,077	63.1%
Mortgage loans	25,284,983	23.9%	23,790,073	22.9%
Other invested assets	1,985,441	1.8%	1,760,777	1.7%
Equities:
Common stock	6,129,740	5.8%	6,024,224	5.8%
Preferred stock	1,448,771	1.4%	1,370,820	1.3%
Total equities	7,578,511	7.2%	7,395,044	7.1%
Real estate, net of depreciation	1,366,360	1.3%	1,373,716	1.3%
Cash and cash equivalents	4,044,010	3.8%	4,091,507	3.9%
Total	$105,975,970	100.0%	$103,727,194	100.0%

The total value of our investments and cash and cash equivalents increased to $105,975,970 as of March 31, 2023 from $103,727,194 at December 31, 2022, an increase of $2,248,776 or 2%. Increases in investments are primarily attributable to increases in the market value of our securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$3,434,236	5.2%	$3,068,529	4.7%
AA	11,626,236	17.7%	11,582,642	17.7%
A	17,273,857	26.3%	17,142,623	26.2%
BBB	28,929,111	44.1%	27,520,644	42.1%
BB	2,388,174	3.6%	2,456,185	3.8%
Not Rated - Private Placement	2,065,051	3.1%	3,545,454	5.5%
Total	$65,716,665	100.0%	$65,316,077	100.0%

The amortized cost and fair value of debt securities as of March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$100,631	$99,638	$442,846	$450,461
After one year through five years	17,148,985	17,104,575	17,048,721	17,035,270
After five years through ten years	5,563,633	5,469,445	5,498,364	5,340,498
More than 10 years	21,324,117	18,220,503	21,337,372	17,638,063
Redeemable preferred stocks	3,871,039	3,426,328	3,875,526	3,355,615
Mortgage backed and asset backed securities	22,210,519	21,396,176	22,412,895	21,496,170
Total amortized cost and fair value	$70,218,924	$65,716,665	$70,615,724	$65,316,077

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the affects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position. Death claims have increased 18% from first quarter 2022, but it is currently impossible to quantify the amount of such increase that can be attributed to COVID-19 deaths and deaths not directly attributable to COVID-19.

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

Net cash provided by operating activities was $2,261,828 for the three months ended March 31, 2023. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,183,871. The primary use of cash was the purchase of fixed maturity, mortgage, and equity investments. Cash used by financing activities was $1,125,454. The primary uses of cash were surrenders on deposit-type contracts.

At March 31, 2023, we had cash and cash equivalents totaling $4,044,010. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2023, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

During the quarter ended March 31, 2023, the Company did not issue any shares of common stock pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).

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

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

US Alliance
Corporation
(Registrant)

Date	May 15, 2023
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman