Form 10-Q
period 2023-06-30
US Alliance Corp
filed 2023-08-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of August 2, 2023

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $71,863,138 and $70,615,724 as of June 30, 2023 and December 31, 2022, respectively)	$66,806,217	$65,316,077
Equity securities, at fair value	7,763,920	7,395,044
Limited partnership interests	262,000	-
Mortgage loans on real estate (net of allowance for credit losses of $34,611 as of June 30, 2023)	24,294,735	23,790,073
Other invested assets	2,165,653	1,760,777
Policy loans	37,228	34,980
Real estate, net of depreciation	1,359,005	1,373,716
Total investments	102,688,758	99,670,667

Cash and cash equivalents	3,897,749	4,091,507
Investment income due and accrued	2,363,115	2,086,365
Reinsurance related assets	185,542	125,549
Deferred acquisition costs, net	5,187,919	5,629,002
Value of business acquired, net	2,472,183	2,518,393
Property, equipment and software, net	292,330	132,475
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	3,294,522	3,294,522
Other assets	905,167	472,275
Total assets	$121,564,827	$118,298,297

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$78,511,330	$79,035,350
Policyholder benefit reserves	31,430,869	29,411,984
Dividend accumulation	117,236	121,687
Advance premiums	133,208	168,782
Total policy liabilities	110,192,643	108,737,803

Accounts payable and accrued expenses	997,943	448,805
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	183,084	42,295
Total liabilities	112,373,670	110,228,903

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,746,922 shares as of June 30, 2023 and December 31, 2022, respectively	774,893	774,693
Additional paid-in capital	22,964,490	22,955,458
Accumulated deficit	(11,006,159)	(11,819,637)
Accumulated other comprehensive loss	(3,542,067)	(3,841,120)
Total shareholders' equity	9,191,157	8,069,394

Total liabilities and shareholders' equity	$121,564,827	$118,298,297

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Income:
Premium income	$6,602,485	$6,726,209	$3,261,160	$3,363,953
Net investment income	3,289,494	2,570,687	1,783,884	1,419,065
Net investment gains (losses)	890,476	(2,154,307)	543,374	(1,421,654)
Other income	170,743	160,186	86,955	80,621
Total income	10,953,198	7,302,775	5,675,373	3,441,985

Expenses:
Death claims	1,719,533	1,525,175	777,831	727,887
Policyholder benefits	3,497,865	3,613,384	1,933,830	1,953,399
Increase in policyholder reserves	1,986,195	2,143,630	938,317	947,280
Commissions, net of deferrals	362,516	392,215	190,785	201,881
Amortization of deferred acquisition costs	691,711	581,904	324,589	306,206
Amortization of value of business acquired	46,210	46,210	23,105	23,105
Salaries & benefits	736,116	684,320	372,828	360,261
Other operating expenses	949,201	1,038,613	425,688	497,211
Total expense	9,989,347	10,025,451	4,986,973	5,017,230

Net income (loss)	$963,851	$(2,722,676)	$688,400	$(1,575,245)

Net income (loss) per common share, basic and diluted	$0.12	$(0.35)	$0.09	$(0.20)

Unrealized net holding gains (losses) arising during the period, net of tax	298,464	(6,376,041)	(533,755)	(3,157,631)
Reclassification adjustment for losses included in net income (loss)	589	(769)	-	(1,118)

Other comprehensive income (loss)	299,053	(6,376,810)	(533,755)	(3,158,749)

Comprehensive income (loss)	$1,262,904	$(9,099,486)	$154,645	$(4,733,994)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Six and Three Months Ended June 30, 2023 and 2022 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,518	152	10,474	-	-	10,626
Costs associated with common stock issued	-	-	(3,653)	-	-	(3,653)
Other comprehensive loss	-	-	-	(6,376,810)	-	(6,376,810)
Net loss	-	-	-	-	(2,722,676)	(2,722,676)
Balance, June 30, 2022	7,746,922	$774,693	$22,955,458	$(3,855,080)	$(11,385,828)	$8,489,243

Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Common stock issued, $7 per share	2,000	200	13,800	-	-	14,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive income	-	-	-	299,053	-	299,053
Cumulative effect of changes in accounting principal	-	-	-	-	(150,373)	(150,373)
Net income	-	-	-	-	963,851	963,851
Balance, June 30, 2023	7,748,922	$774,893	$22,964,490	$(3,542,067)	$(11,006,159)	$9,191,157

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, March 31, 2022	7,746,672	$774,668	$22,955,681	$(696,331)	$(9,810,583)	$13,223,435
Common stock issued, $7 per share	250	25	1,725	-	-	1,750
Costs associated with common stock issued	-	-	(1,948)	-	-	(1,948)
Other comprehensive loss	-	-	-	(3,158,749)	-	(3,158,749)
Net loss	-	-	-	-	(1,575,245)	(1,575,245)
Balance, June 30, 2022	7,746,922	$774,693	$22,955,458	$(3,855,080)	$(11,385,828)	$8,489,243

Balance, March 31, 2023	7,746,922	$774,693	$22,955,458	$(3,008,312)	$(11,694,559)	$9,027,280
Common stock issued, $7 per share	2,000	200	13,800	-	-	14,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive loss	-	-	-	(533,755)	-	(533,755)
Net income	-	-	-	-	688,400	688,400
Balance, June 30, 2023	7,748,922	$774,893	$22,964,490	$(3,542,067)	$(11,006,159)	$9,191,157

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
Cash Flows from operating activities:	(unaudited)
Net income (loss)	$963,851	$(2,722,676)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,727	22,407
Net gains realized on the sale of securities and net credit losses recognized in operations	(36,879)	(623)
Unrealized (gains) losses on equity securities	(356,444)	1,463,629
Change in fair value of embedded derivative	(497,153)	691,301
(Accretion) amortization of investment securities, net	(245,851)	82,644
Deferred acquisition costs capitalized	(250,627)	(229,519)
Deferred acquisition costs amortized	691,710	581,904
Value of business acquired amortized	46,210	46,210
Interest credited on deposit type contracts	980,230	832,549
(Increase) decrease in operating assets:
Change in funds withheld	-	(1,055,238)
Investment income due and accrued	(276,750)	130,530
Reinsurance related assets	284,858	(647,898)
Other assets	(432,892)	(232,267)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,018,885	2,153,260
Dividend accumulation	(4,451)	1,499
Advance premiums	(35,574)	1,582
Other liabilities	140,789	647,582
Accounts payable and accrued expenses	549,138	(465,607)
Net cash provided by operating activities	3,562,777	1,301,269

Cash Flows from investing activities:
Purchase of fixed income investments	(4,388,722)	(933,183)
Purchase of equity investments	(114,548)	(937,554)
Purchase of limited partnership interests	(262,000)	-
Purchase of mortgage investments	(2,844,209)	(3,494,797)
Purchase of other invested assets	(247,232)	-
Proceeds from fixed income sales and repayments	3,225,551	662,943
Proceeds from equity sales	348,298	422,909
Proceeds from mortgage repayments	2,192,464	3,084,662
(Increase) decrease in policy loans	(2,248)	123,696
Purchase of property, equipment and software	(168,871)	(56,401)
Net cash used in investing activities	(2,261,517)	(1,127,725)

Cash Flows from financing activities:
Receipts on deposit-type contracts	3,269,039	3,365,026
Withdrawals on deposit-type contracts	(4,773,289)	(1,028,046)
Repayment of FHLB advance	-	(1,000,000)
Proceeds received from issuance of common stock, net of costs of issuance	9,232	6,973
Net cash provided by (used in) financing activities	(1,495,018)	1,343,953

Net increase (decrease) in cash and cash equivalents	(193,758)	1,517,497

Cash and Cash Equivalents:
Beginning	4,091,507	7,955,348
Ending	$3,897,749	$9,472,845

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Non-Cash Information	(unaudited)
Funds withheld assumed deposits on deposit-type contracts	$-	$601,270
Funds withheld assumed withdrawals on deposit-type contracts	-	(569,616)
Commissions and expense allowances deducted from funds withheld	-	(950,700)

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

The results of operation for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2022.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska, Oklahoma, Wyoming, South Dakota, Montana, Utah, Kentucky, Alabama, Mississippi, Ohio, New Mexico, and Texas. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2023, and December 31, 2022, USAC had 7,748,922 and 7,746,922 common shares issued and outstanding, respectively.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the six months ended June 30, 2023 and 2022 were 7,747,172 and 7,746,069 shares, respectively. The weighted average number of shares outstanding during the three months ended June 30, 2023 and 2022 were 7,747,589 and 7,746,755 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three and six months ended June 30, 2023 and 2022.

New accounting standards:

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

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts. This update is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB recently delayed the effective date of ASU 2018-12 to periods beginning after December 15, 2024 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with Accounting
Standards Update 2018-12 before the delayed effective date. Without the amendments in this Update, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity's future cash flows, this reclassification may not be useful to users of financial information. The amendments in this guidance are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.    Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$786,260	$-	$(59,515)	$726,745
Corporate bonds	19,286,073	3,993	(2,918,435)	16,371,631
Municipal bonds	6,218,178	7,116	(596,541)	5,628,753
Redeemable preferred stock	3,627,683	-	(411,828)	3,215,855
Term loans	18,191,123	31,348	(157,149)	18,065,322
Mortgage backed and asset backed securities	23,753,821	222,540	(1,178,450)	22,797,911
Total available for sale	$71,863,138	$264,997	$(5,321,918)	$66,806,217

	December 31, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$993,805	$36,313	$(5,031)	$1,025,087
Corporate bonds	19,018,738	722	(3,150,382)	15,869,078
Municipal bonds	6,228,636	-	(808,227)	5,420,409
Redeemable preferred stock	3,875,526	-	(519,911)	3,355,615
Term loans	18,086,124	209,989	(146,395)	18,149,718
Mortgage backed and asset backed securities	22,412,895	157,795	(1,074,520)	21,496,170
Total available for sale	$70,615,724	$404,819	$(5,704,466)	$65,316,077

The amortized cost and fair value of debt securities as of June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$442,846	$450,461
After one year through five years	17,284,997	17,076,966	17,048,721	17,035,270
After five years through ten years	6,230,771	6,085,051	5,498,364	5,340,498
More than 10 years	20,965,866	17,630,434	21,337,372	17,638,063
Redeemable preferred stocks	3,627,683	3,215,855	3,875,526	3,355,615
Mortgage backed and asset backed securities	23,753,821	22,797,911	22,412,895	21,496,170
Total amortized cost and fair value	$71,863,138	$66,806,217	$70,615,724	$65,316,077

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the six months ended June 30, 2023 and 2022 were $5,766,313 and $4,170,514, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2023	2022
Gross gains	$9,857	$3,164
Gross losses	(88,740)	(2,541)
Realized gains (losses)	$(78,883)	$623

Mortgage loans on real estate	115,762	-
Decrease in allowance for credit losses	$115,762	$-

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended June 30, 2023 and 2022 were $4,030,195 and $1,128,044, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2023	2022
Gross gains	$-	$1,264
Gross losses	(263,968)	-
Net security losses	$(263,968)	$1,264

Mortgage loans on real estate	102,537	-
Decrease in allowance for credit losses	$102,537	$-

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(unaudited)
June 30, 2023
Available for sale:
Fixed maturities:
US Treasury securities	$726,745	$(59,515)	$-	$-	$726,745	$(59,515)
Corporate bonds	2,756,472	(182,014)	13,107,572	(2,736,421)	15,864,044	(2,918,435)
Municipal bonds	2,184,086	(87,433)	3,075,544	(509,108)	5,259,630	(596,541)
Redeemable preferred stock	209,131	(9,974)	2,944,473	(401,854)	3,153,604	(411,828)
Term loans	8,701,430	(157,149)	-	-	8,701,430	(157,149)
Mortgage backed and asset backed securities	10,355,775	(439,055)	4,186,792	(739,395)	14,542,567	(1,178,450)
Total fixed maturities	$24,933,639	$(935,140)	$23,314,381	$(4,386,778)	$48,248,020	$(5,321,918)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2022
Available for sale:
Fixed maturities:
US Treasury securities	$398,375	$(5,031)	$-	$-	$398,375	$(5,031)
Corporate bonds	12,378,486	(1,883,706)	3,206,913	(1,266,676)	15,585,399	(3,150,382)
Municipal bonds	4,711,896	(587,053)	708,514	(221,174)	5,420,410	(808,227)
Redeemable preferred stock	2,384,771	(363,193)	970,844	(156,718)	3,355,615	(519,911)
Term loans	6,309,005	(146,395)	-	-	6,309,005	(146,395)
Mortgage backed and asset backed securities	10,358,560	(458,754)	3,281,132	(615,766)	13,639,692	(1,074,520)
Total fixed maturities	$36,541,093	$(3,444,132)	$8,167,402	$(2,260,334)	$44,708,495	$(5,704,466)

Unrealized losses occur from market price declines due to changes in interest rates.  The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of June 30, 2023 was 235, which represented an unrealized loss of $5,321,918 of the aggregate carrying value of those securities. The 235 securities breakdown as follows: 133 bonds, 75 mortgage and asset backed securities, 11 term loans, and 16 redeemable preferred stock. The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2022 was 230, which represented an unrealized loss of $5,704,466 of the aggregate carrying value of those securities. The 230 securities breakdown as follows: 131 bonds, 73 mortgage and asset backed securities, 10 term loans, and 16 redeemable preferred stock.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Commercial mortgage loans by property type
Condominium	$1,776,547	$1,696,975
Land	1,902,277	1,902,277
Multi-property	9,514,050	9,539,738
Multi-family	5,660,758	5,016,424
Retail/Office	5,475,714	5,634,659
Total commercial mortgages	$24,329,346	$23,790,073
Allowance for credit losses	(34,611)	-
Carrying value	$24,294,735	$23,790,073

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Loan to value ratio
Over 70 to 80%	$8,214,050	$8,219,763
Over 60 to 70%	4,276,547	5,196,975
Over 50 to 60%	5,330,127	4,682,750
Over 40 to 50%	4,055,181	3,235,951
Over 20 to 30%	1,300,000	1,319,975
Over 10 to 20%	1,153,441	1,134,659
Total	$24,329,346	$23,790,073
Allowance for credit losses	(34,611)	-
Carrying value	$24,294,735	$23,790,073

The Company’s mortgage loans by maturity date as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Maturity Date
One year or less	$19,523,001	$15,354,542
After one year through five years	4,806,345	8,435,531
Total	$24,329,346	$23,790,073
Allowance for credit losses	(34,611)	-
Carrying value	$24,294,735	$23,790,073

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The Company evaluates its commercial mortgage loan portfolio for the establishment of a loan loss allowance by specific identification of impaired loans. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had no mortgage loans that were on non-accrued status as of June 30, 2023 and December 31, 2022.  The were no mortgage loans delinquent on payments due the Company as of June 30, 2023 and December 31, 2022.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three and six month periods ended June 30, 2023 and June 30, 2022.

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

The following table presents a roll-forward of our specific and general valuation allowances for our commercial mortgage loan portfolio:

	Six Months Ended June 30, 2023
	(unaudited)
	Specific Allowance	General Allowance
Beginning allowance balance	$-	$-
Cumulative adjustment for changes in accounting principle	-	150,373
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	-	(115,762)
Ending Allowance	$-	$34,611

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the six months ended June 30, 2023 and 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Fixed maturities	$2,895,537	$559,262
Mortgages	1,003,013	116,350
Equity securities	394,800	312,498
Funds withheld	-	1,621,509
Other invested assets	100,865	-
Cash and cash equivalents	35,960	5,471
	4,430,175	2,615,090
Less investment expenses	(1,140,681)	(44,403)
	$3,289,494	$2,570,687

The components of net investment income for the three months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Fixed maturities	$1,856,114	$283,929
Mortgages	493,991	88,959
Equity securities	184,430	157,824
Funds withheld	-	921,201
Other invested assets	54,925	-
Cash and cash equivalents	21,939	5,011
	2,611,339	1,456,924
Less investment expenses	(827,515)	(37,859)
	$1,783,884	$1,419,065

Net Investment Gains (Losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the six months ended June 30, 2023, net investment gains is comprised of $356,444 of unrealized gains on our equity portfolio, net realized gains including net credit losses recognized of $36,879, and a gain on the unrealized change in the fair value of our embedded derivative of $497,153. For the six months ended June 30, 2022, net investment losses is comprised of $1,463,629 of unrealized losses on our equity portfolio, net realized gains of $623 and a loss on the change in the fair value of our embedded derivative of $691,301.

For the three months ended June 30, 2023, net investment gains is comprised of $110,318 of unrealized gains on our equity portfolio, net realized losses including net credit losses recognized of $161,431, and a gain on the unrealized change in the fair value of our embedded derivative of $594,487. For the three months ended June 30, 2022, net investment losses is comprised of $1,013,834 of unrealized losses on our equity portfolio, net realized gains of $1,264 and a loss on the change in the fair value of our embedded derivative of $409,083.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.    Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consists of embedded derivatives on funds withheld on coinsurance assets which was eliminated in October 2022 and a reinsurance contract allocated hedge which was acquired in October 2022.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	June 30, 2023		December 31, 2022
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:	(Unaudited)
Embedded derivatives:
Reinsurance contract allocated hedge	$1,013,677	-	$724,998	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Six Months Ending	Six Months Ending	Balance
	June 30, 2023	June 30, 2022	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$-	$(691,300)	Net investment gains (losses)
Change in reinsurance contract allocated hedge	$497,153	$-	Net investment gains (losses)

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

Embedded derivative: The fair value of embedded derivatives associated with funds withheld reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld asset with an adjustment for a credit valuation adjustment. The fair value of the underlying assets is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivative for the three and six months ended June 30, 2023 and 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$726,745	$726,745	$-	$-
Corporate bonds	16,371,631	-	16,195,631	176,000
Municipal bonds	5,628,753	-	5,628,753	-
Redeemable preferred stock	3,215,855	-	3,215,855	-
Term loans	18,065,322	-	-	18,065,322
Mortgage backed and asset backed securities	22,797,911	-	22,310,411	487,500
Total fixed maturities	66,806,217	726,745	47,350,650	18,728,822
Equities:
Common stock	6,335,701	6,239,301	96,400	-
Preferred stock	1,428,219	-	1,428,219	-
Total equities	7,763,920	6,239,301	1,524,619	-
Other invested assets	2,165,653	-	-	2,165,653
Total	$76,735,790	$6,966,046	$48,875,269	$20,894,475

	December 31, 2022
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$1,025,087	$1,025,087	$-	$-
Corporate bonds	15,869,078	-	15,687,478	181,600
Municipal bonds	5,420,409	-	5,420,409	-
Redeemable preferred stock	3,355,615	-	3,355,615	-
Term loans	18,149,718	-	-	18,149,718
Mortgage backed and asset backed securities	21,496,170	-	21,099,920	396,250
Total fixed maturities	65,316,077	1,025,087	45,563,422	18,727,568
Equities:
Common stock	6,024,224	5,929,624	94,600	-
Preferred stock	1,370,820	-	1,370,820	-
Total equities	7,395,044	5,929,624	1,465,420	-
Other invested assets	1,760,777	-	-	1,760,777
Total	$74,471,898	$6,954,711	$47,028,842	$20,488,345

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage
For the Six Months Ended June 30, 2023	Corporate	Backed	Term	Hedge
(unaudited)	Bonds	Securities	Loans	Derivative
Fair value, beginning of period	$181,600	$396,250	$18,149,718	$724,998
Principal payment	(5,600)	-	(247,883)	-
Acquisition	-	-	162,443	-
Investment related gains	-	91,250	1,044	288,679
Fair value, end of period	$176,000	$487,500	$18,065,322	$1,013,677

		Mortgage
For the Three Months Ended June 30, 2023	Corporate	Backed	Term	Hedge
(unaudited)	Bonds	Securities	Loans	Derivative
Fair value, beginning of period	$176,000	$393,750	$18,154,908	$726,077
Principal payment	-	-	(112,841)	-
Acquisition	-	-	52,606	-
Investment related gains (losses), net	-	93,750	(29,351)	287,600
Fair value, end of period	$176,000	$487,500	$18,065,322	$1,013,677

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$3,897,749	$3,897,749	$3,897,749	$-	$-
Limited partnership interests	262,000	262,000	-	-	262,000
Mortgage loans on real estate	24,294,735	24,294,735	-	-	24,294,735
Investment income due and accrued	2,363,115	2,363,115	-	-	2,363,115
Reinsurance contract allocated hedge	1,013,677	1,013,677	-	-	1,013,677
Policy loans	37,228	37,228	-	-	37,228
Total Financial Assets (excluding available for sale investments)	$31,868,504	$31,868,504	$3,897,749	$-	$27,970,755

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,511,330	65,826,853	-	-	65,826,853
Total Financial Liabilities	$79,551,330	$66,826,853	$-	$-	$66,826,853

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,091,507	$4,091,507	$4,091,507	$-	$-
Mortgage loans on real estate	23,790,073	23,790,073	-	-	23,790,073
Investment income due and accrued	2,086,365	2,086,365	-	-	2,086,365
Reinsurance contract allocated hedge	724,998	724,998	-	-	724,998
Policy loans	34,980	34,980	-	-	34,980
Total Financial Assets (excluding available for sale investments)	$30,727,923	$30,727,923	$4,091,507	$-	$26,636,416

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	79,035,350	67,741,524	-	-	67,741,524
Total Financial Liabilities	$80,035,350	$68,741,524	$-	$-	$68,741,524

Note 5.    Income Tax Provision

No income tax expense or (benefit) has been reflected for the three or six months ended June 30, 2023 and 2022 due to loss carryforwards and a change in the valuation allowance pertaining to the deferred tax asset.

The net operating loss carryforwards for the Company are $9,630,952 as of December 31, 2022 and estimated to be $9,750,000 as of June 30, 2023. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $3,294,522 as of both June 30, 2023 and December 31, 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 6. Contingencies and Commitments

Investment Commitments

The Company has outstanding commitments to fund investments in limited partnership interests. Such unfunded commitments were $ 1,738,000 and $ 2,000,000 as of June 30, 2023 and December 31, 2022, respectively.

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

The Company has evaluated subsequent events through August 14, 2023, the date on which the consolidated financial statements were issued.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the six months ended June 30, 2023 and 2022 are summarized in the table below.

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Income:
Premium income	$6,602,485	$6,726,209
Net investment income	3,289,494	2,570,687
Net investment gains (losses)	890,476	(2,154,307)
Other income	170,743	160,186
Total income	$10,953,198	$7,302,775

Our first six months 2023 total income increased to $10,953,198, an increase of $3,650,423 or 50% from the 2022 first six months total income of $7,302,775. The increase is driven by increased net investment income and net investment gains.   The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income and is a driver of increased total income.

Total income for the three months ended June 30, 2023 and 2022 are summarized in the table below.

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Income:
Premium income	$3,261,160	$3,363,953
Net investment income	1,783,884	1,419,065
Net investment gains (losses)	543,374	(1,421,654)
Other income	86,955	80,621
Total income	$5,675,373	$3,441,985

Our second quarter 2023 total income increased to $5,675,373, an increase of $2,233,388 or 64% from the second quarter of 2022 total income of $3,441,985. The increase is driven by increased net investment income and net investment gains.

Premium income: Premium income for the first half of 2023 was $6,602,485 compared to $6,726,209 for the same period in 2022, a decrease of $123,724 or 2%. The decrease was driven by an increase in ceded premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the six months ended June 30, 2023 and 2022 are summarized in the following table.

	Six Months Ended June 30,
	2023	2022
	(unaudited)

Direct	$4,759,700	$4,795,093
Assumed	2,528,845	2,522,928
Ceded	(686,060)	(591,812)
Total	$6,602,485	$6,726,209

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium income for the second quarter of 2023 was $3,261,160 compared to $3,363,953 for the same period in 2022, a decrease of $102,793 or 3%. The decrease was driven a reduction in direct premiums and by an increase in ceded premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended June 30, 2023 and 2022 are summarized in the following table.

	Three Months ended June 30,
	2023	2022
	(unaudited)

Direct	$2,372,102	$2,418,559
Assumed	1,249,644	1,235,113
Ceded	(360,586)	(289,719)
Total	$3,261,160	$3,363,953

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Fixed maturities	$2,895,537	$559,262
Mortgages	1,003,013	116,350
Equity securities	394,800	312,498
Funds withheld	-	1,621,509
Other invested assets	100,865	-
Cash and cash equivalents	35,960	5,471
	4,430,175	2,615,090
Less investment expenses	(1,140,681)	(44,403)
	$3,289,494	$2,570,687

Net investment income for the first half of 2023 was $3,289,494, compared to $2,570,687 for the same period in 2022, an increase of $718,807 or 28%. The increase is driven by an increase in net yields.

The components of net investment income for the three months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Fixed maturities	$1,856,114	$283,929
Mortgages	493,991	$88,959
Equity securities	184,430	157,824
Funds withheld	-	921,201
Other invested assets	54,925	-
Cash and cash equivalents	21,939	5,011
	2,611,399	1,456,924
Less investment expenses	(827,515)	(37,859)
	$1,783,884	$1,419,065

Net investment income for the second quarter of 2023 was $1,783,884, compared to $1,419,065 for the same period in 2022, an increase of $364,918 or 26%. The increase is driven by an increase in net yields.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the six months ended June 30, 2023, net investment gains is comprised of $356,444 of unrealized gains on our equity portfolio, net realized gains including net credit losses recognized of $36,879, and a gain on the unrealized change in the fair value of our embedded derivative of $497,153. For the six months ended June 30, 2022, net investment losses is comprised of $1,463,629 of unrealized losses on our equity portfolio, net realized gains of $623 and a loss on the change in the fair value of our embedded derivative of $691,301.

Realized gains and losses related to the sale of securities for the six months ended June 30, 2023 and 2022 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2023	2022
Gross gains	$9,857	$3,164
Gross losses	(88,740)	(2,541)
Realized gains (losses)	$(78,883)	$623

Mortgage loans on real estate	115,762	-
Decrease in allowance for credit losses	$115,762	$-

For the three months ended June 30, 2023, net investment gains is comprised of $110,318 of unrealized gains on our equity portfolio, net realized losses including net credit losses recognized of $161,431, and a gain on the unrealized change in the fair value of our embedded derivative of $594,487. For the three months ended June 30, 2022, net investment losses is comprised of $1,013,834 of unrealized losses on our equity portfolio, net realized gains of $1,264 and a loss on the change in the fair value of our embedded derivative of $409,083.

Realized gains and losses related to the sale of securities for the three months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2023	2022
Gross gains	$-	$1,264
Gross losses	(263,968)	-
Net security losses	$(263,968)	$1,264

Mortgage loans on real estate	102,537	-
Decrease in allowance for credit losses	$102,537	$-

Other income: Other income for the six months ended June 30, 2023 was $170,743 compared to $160,186 in 2022, an increase of $10,557.

Other income for the three months ended June 30, 2023 was $86,955 compared to $80,621 in 2022, an increase of $6,334.

Expenses. Expenses for the six months ended June 30, 2023 and 2022 are summarized in the table below.

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Expenses:
Death claims	$1,719,533	$1,525,175
Policyholder benefits	3,497,865	3,613,384
Increase in policyholder reserves	1,986,195	2,143,630
Commissions, net of deferrals	362,516	392,215
Amortization of deferred acquisition costs	691,711	581,904
Amortization of value of business acquired	46,210	46,210
Salaries & benefits	736,116	684,320
Other operating expenses	949,201	1,038,613
Total expense	$9,989,347	$10,025,451

Expenses for the three months ended June 30, 2023 and 2022 are summarized in the table below.

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Expenses:
Death claims	$777,831	$727,887
Policyholder benefits	1,933,830	1,953,399
Increase in policyholder reserves	938,317	947,280
Commissions, net of deferrals	190,785	201,881
Amortization of deferred acquisition costs	324,589	306,206
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	372,828	360,261
Other operating expenses	425,688	497,211
Total expense	$4,986,973	$5,017,230

Death claims: Death benefits were $1,719,533 in the six months ended June 30, 2023 compared to $1,525,175 for the same period in 2022, an increase of $194,358 or 13%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Death benefits were $777,831 in the three months ended June 30, 2023 compared to $727,887 for the same period in 2022, an increase of $49,944 or 7%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $3,497,865 in the six months ended June 30, 2023 compared to $3,613,384 for the same period in 2022, a decrease of $115,519 or 3%. The primary driver of this decrease is a reduction of assumed benefits and increased surrender charge income.

Policyholder benefits were $1,933,830 in the three months ended June 30, 2023 compared to $1,953,399 for the same period in 2022, a decrease of $19,569 or 1%. The primary driver of this decrease is increased surrender change income.

Increase in policyholder reserves: Policyholder reserves increased by $1,986,195 in the six months ended June 30, 2023, compared to $2,143,630 for the same period in 2022, a decrease of $157,435 or 7%. The reduced growth in reserves is the result of increased pre-need claims.

Policyholder reserves increased by $938,317 in the three months ended June 30, 2023, compared to $947,280 for the same period in 2022, a decrease of $8,963 or 1%. The reduced growth in reserves is the result of increased pre-need claims.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $362,516 in the six months ended June 30, 2023, compared to $392,215 for the same period in 2022, a decrease of $29,699. This decrease is due to a reduction in direct premiums.

Commissions, net of deferrals, were $190,785 in the three months ended June 30, 2023, compared to $201,881 for the same period in 2022, a decrease of $11,096. This decrease is due to a reduction in direct premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $691,711 in the six months ended June 30, 2023, compared to $581,904 for the same period in 2022, an increase of $109,807. The increase is driven by adjustments to DAC amortization resulting from increased annuity surrenders.

The amortization of DAC was $324,589 in the three months ended June 30, 2023, compared to $306,205 for the same period in 2022, an increase of $18,383. The increase is driven by adjustments to DAC amortization resulting from increased annuity surrenders.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $46,210 in the six months ended June 30, 2023 and 2022, respectively.  VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $23,105 in the three months ended June 30, 2023 and 2022, respectively.

Salaries and benefits: Salaries and benefits were $736,116 for the six months ended June 30, 2023, compared to $684,320 for the same period in 2022, an increase of $51,796 or 8%. The increase was driven by increased employee compensation costs and additional team members.

Salaries and benefits were $372,828 for the three months ended June 30, 2023, compared to $360,261 for the same period in 2022, an increase of $12,567 or 3%. The increase was driven by increased employee compensation costs and additional team members.

Other operating expenses: Other operating expenses were $949,201 in the six months ended June 30, 2023, compared to $1,038,613 for the same period in 2022, a decrease of $89,412 or 9%. The decrease is driven by decreased marketing and information technology costs.

Other operating expenses were $425,688 in the three months ended June 30, 2023, compared to $497,211 for the same period in 2022, a decrease of $71,523 or 14%. The decrease is driven by decreased marketing and information technology costs.

Net Income (loss): Our net income was $963,851 in the six months ended June 30, 2023 compared to net loss of $2,722,676 for the same period in 2022, an increase of $3,686,517. Our net income per share was $0.12 for the six months ended June 30, 2023 compared to net loss per share of $0.35 in the same period in 2022, basic and diluted. Our net income was $688,400 in the three months ended June 30, 2023 compared to net loss of $1,575,245 for the same period in 2022, an increase of $2,263,645. Our net income per share was $0.09 for the three months ended June 30, 2023 compared to net loss per share of $0.20 in the same period in 2022, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $121,564,827 as of June 30, 2023, an increase of $3,266,530 or 3% from December 31, 2022 assets of $118,298,297. This is primarily the result of premium income and an increase in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of June 30, 2023, we had available for sale fixed maturity assets of $66,806,217, an increase of $1,490,140 or 2% from the December 31, 2022 balance of $65,316,077. The increase is driven by an increase in the market value of these securities and additional purchases. If we hold our fixed maturity securities to maturity any change in market value is temporary.

Equity securities, at fair value: As of June 30, 2023, we had equity assets of $7,763,920, an increase of $368,876 or 5% from the December 31, 2022 balance of $7,395,044. This increase is driven by an increase in the market value of our equity securities.

Limited partnership interests: As of June 30, 2023, we had limited partnership interests of $262,000.  We had no such investments at December 31, 2022. This increase is driven by a new investment purchase.

Mortgage loans on real estate: As of June 30, 2023, we had mortgage loans on real estate of $24,294,735, an increase of $504,662 or 2% from the December 31, 2022 balance of $23,790,073. The increase is the result of acquiring additional mortgage loan participations.

Other invested assets: As of June 30, 2023, we had other invested assets of $2,165,653, an increase of $404,876 or 23% from the December 31, 2022 balance of $1,760,777. The increase is the result of acquisitions of additional assets.

Policy loans: As of June 30, 2023, our policy loans were $37,228, an increase of $2,248 or 6% from the December 31, 2022 balance of $34,980. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of June 30, 2023, we had real estate assets of $1,359,005 related to the purchase of our home office building, a decrease of $14,711 from the December 31, 2022 balance of $1,373,716. The decrease is the result of depreciation.

Cash and cash equivalents: As of June 30, 2023, we had cash and cash equivalent assets of $3,897,749, a decrease of $193,758 or 5% from the December 31, 2022 balance of $4,091,507. This decrease was the result of cash being deployed into invested assets.

Investment income due and accrued: As of June 30, 2023, our investment income due and accrued was $2,363,115 compared to $2,086,365 as of December 31, 2022, an increase of $276,750 or 13%. This increase is attributable to investment activity.

Reinsurance related assets: As of June 30, 2023, our reinsurance related assets were $185,542 compared to $125,549 as of December 31, 2022, an increase of $59,993. This increase is the result of changes in the net settlement due from reinsurers.

Deferred acquisition costs, net: As of June 30, 2023, our deferred acquisition costs were $5,187,919 compared to $5,629,002 as of December 31, 2022, a decrease of $441,083 or 8%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of June 30, 2023 our value of business acquired asset was $2,472,183 compared to $2,518,393 as of December 31, 2022, a decrease of $46,210 or 2%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of June 30, 2023 our property, equipment and software assets were $292,330, an increase of $159,855 from the December 31, 2022 balance of $132,475. This increase is the result of renovation of our home office HVAC system.

Goodwill: As of June 30, 2023 and December 31, 2022, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,294,522 as of June 30, 2023 and December 31, 2022. No change in the net deferred tax asset was recorded in the first half of 2023.

Other assets: As of June 30, 2023, our other assets were $905,167, an increase of $432,892 or 92% from the December 31, 2022 balance of $472,275. This increase is the result of prepaid expenses.

Liabilities. Our total liabilities were $112,373,670 as of June 30, 2023, an increase of $2,144,767 or 2% from our December 31, 2022 liabilities of $110,228,903. This increase is driven by an increase in our policy liabilities and accounts payable.

Policy liabilities: Our total policy liabilities as of June 30, 2023 were $110,192,643 compared to $108,737,803 as of December 31, 2022, an increase of $1,454,840 or 1%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of June 30, 2023, our accounts payable and accrued expenses were $997,943 compared to $448,805 as of December 31, 2022, an increase of $549,138 or 122%. This increase is driven by reinsurance settlement payables.

Federal Home Loan Bank advance: As of June 30, 2023 and December 31, 2022, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka.

Shareholders’ Equity. Our shareholders’ equity was $9,191,157 as of June 30, 2023, an increase of $1,121,763 from our December 31, 2022 shareholders’ equity of $8,069,394. The increase in shareholders’ equity was driven by an increase in other comprehensive income (loss) and by our net income. The increase in other comprehensive income is the result of increased market value of our fixed maturity securities.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$726,745	0.7%	$1,025,087	1.0%
Corporate bonds	16,371,631	15.4%	15,869,078	15.3%
Municipal bonds	5,628,753	5.3%	5,420,409	5.2%
Redeemable preferred stocks	3,215,855	3.0%	3,355,615	3.2%
Term Loans	18,065,322	17.0%	18,149,718	17.6%
Mortgage backed and asset backed securities	22,797,911	21.4%	21,496,170	20.8%
Total fixed maturities	66,806,217	62.8%	65,316,077	63.1%
Mortgage loans	24,294,735	22.8%	23,790,073	22.9%
Other invested assets	2,165,653	1.9%	1,760,777	1.7%
Equities:
Common stock	6,309,701	6.0%	6,024,224	5.8%
Preferred stock	1,428,219	1.3%	1,370,820	1.3%
Total equities	7,763,920	7.3%	7,395,044	7.1%
Limited partnership interests	262,000	0.2%	-	-%
Real estate, net of depreciation	1,359,005	1.3%	1,373,716	1.3%
Cash and cash equivalents	3,897,749	3.7%	4,091,507	3.9%
Total	$106,549,279	100.0%	$103,727,194	100.0%

The total value of our investments and cash and cash equivalents increased to $106,549,279 as of June 30, 2023 from $103,727,194 at December 31, 2022, an increase of $2,822,085 or 3%. Increases in investments are primarily attributable to additional purchases and increases in the market value of our securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$3,341,704	5.0%	$3,068,529	4.7%
AA	11,749,024	17.6%	11,582,642	17.7%
A	18,364,387	27.5%	17,142,623	26.2%
BBB	28,911,505	43.2%	27,520,644	42.1%
BB	2,243,414	3.4%	2,456,185	3.8%
Not Rated - Private Placement	2,196,183	3.3%	3,545,454	5.5%
Total	$66,806,217	100.0%	$65,316,077	100.0%

The amortized cost and fair value of debt securities as of June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$442,846	$450,461
After one year through five years	17,284,997	17,076,966	17,048,721	17,035,270
After five years through ten years	6,230,771	6,085,051	5,498,364	5,340,498
More than 10 years	20,965,866	17,630,434	21,337,372	17,638,063
Redeemable preferred stocks	3,627,683	3,215,855	3,875,526	3,355,615
Mortgage backed and asset backed securities	23,753,821	22,797,911	22,412,895	21,496,170
Total amortized cost and fair value	$71,863,138	$66,806,217	$70,615,724	$65,316,077

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the affects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position. Death claims have increased 13% from first half of 2022, but it is currently impossible to quantify the amount of such increase that can be attributed to COVID-19 deaths and deaths not directly attributable to COVID-19.

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

Net cash provided by operating activities was $3,562,777 for the six months ended June 30, 2023. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $2,261,517. The primary use of cash was the purchase of fixed maturity, mortgage, and equity investments. Cash used by financing activities was $1,495,018. The primary uses of cash were surrenders on deposit-type contracts.

At June 30, 2023, we had cash and cash equivalents totaling $3,897,749. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

During the quarter ended June 30, 2023, the Company issued 2,000 shares of common stock, for aggregate consideration of $14,000, pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota were used to finance the growth of DCLIC and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares are sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

US Alliance
Corporation
(Registrant)

Date	August 14, 2023
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman