Form 10-Q
period 2023-09-30
US Alliance Corp
filed 2023-11-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of November 2, 2023

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $73,920,845 and $70,615,724 as of September 30, 2023 and December 31, 2022, respectively)	$67,216,814	$65,316,077
Equity securities, at fair value	6,979,018	7,395,044
Limited partnership interests	221,426	-
Mortgage loans on real estate (net of allowance for credit losses of $34,611 as of September 30, 2023)	21,722,582	23,790,073
Other invested assets	2,118,828	1,760,777
Policy loans	25,365	34,980
Real estate, net of depreciation	1,351,649	1,373,716
Total investments	99,635,682	99,670,667

Cash and cash equivalents	6,152,829	4,091,507
Investment income due and accrued	2,611,928	2,086,365
Reinsurance related assets	1,332,661	125,549
Deferred acquisition costs, net	4,963,476	5,629,002
Value of business acquired, net	2,449,078	2,518,393
Property, equipment and software, net	325,383	132,475
Goodwill	277,542	277,542
Deferred tax asset, net of valuation allowance	3,294,522	3,294,522
Other assets	716,974	472,275
Total assets	$121,760,075	$118,298,297

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$77,518,637	$79,035,350
Policyholder benefit reserves	32,825,994	29,411,984
Dividend accumulation	118,174	121,687
Advance premiums	152,298	168,782
Total policy liabilities	110,615,103	108,737,803

Accounts payable and accrued expenses	2,696,940	448,805
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	40,763	42,295
Total liabilities	114,352,806	110,228,903

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,746,922 shares as of September 30, 2023 and December 31, 2022	774,893	774,693
Additional paid-in capital	22,964,490	22,955,458
Accumulated deficit	(11,174,751)	(11,819,637)
Accumulated other comprehensive loss	(5,157,363)	(3,841,120)
Total shareholders' equity	7,407,269	8,069,394

Total liabilities and shareholders' equity	$121,760,075	$118,298,297

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Income:
Premium income	$9,955,527	$10,023,670	$3,353,042	$3,297,461
Net investment income	5,092,863	4,429,292	1,803,369	1,858,605
Net investment gains (losses)	632,924	(2,809,802)	(257,552)	(655,495)
Other income	267,766	252,899	97,023	92,713
Total income	15,949,080	11,896,059	4,995,882	4,593,284

Expenses:
Death claims	2,621,079	2,216,965	901,546	691,540
Policyholder benefits	4,933,077	5,149,048	1,435,212	1,535,914
Increase in policyholder reserves	3,372,265	3,393,766	1,386,070	1,250,136
Commissions, net of deferrals	561,139	560,549	198,623	168,334
Amortization of deferred acquisition costs	1,059,974	900,532	368,263	318,628
Amortization of value of business acquired	69,315	69,315	23,105	23,105
Salaries & benefits	1,159,385	1,046,368	423,269	362,048
Other operating expenses	1,377,587	1,533,622	428,386	495,009
Total expense	15,153,821	14,870,165	5,164,474	4,844,714

Net income (loss)	$795,259	$(2,974,106)	$(168,592)	$(251,430)

Net income (loss) per common share, basic and diluted	$0.10	$(0.38)	$(0.02)	$(0.03)

Unrealized net holding losses arising during the period, net of tax	(1,316,832)	(8,326,556)	(1,615,296)	(1,950,515)
Reclassification adjustment for gains included in net income (loss)	589	15,141	-	15,910

Other comprehensive loss	(1,316,243)	(8,311,415)	(1,615,296)	(1,934,605)

Comprehensive loss	$(520,984)	$(11,285,521)	$(1,783,888)	$(2,186,035)

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Nine and Three Months Ended September 30, 2023 and 2022 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,518	152	10,474	-	-	10,626
Costs associated with common stock issued	-	-	(3,653)	-	-	(3,653)
Other comprehensive loss	-	-	-	(8,311,415)	-	(8,311,415)
Net loss	-	-	-	-	(2,974,106)	(2,974,106)
Balance, September 30, 2022	7,746,922	$774,693	$22,955,458	$(5,789,685)	$(11,637,258)	$6,303,208

Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Common stock issued, $7 per share	2,000	200	13,800	-	-	14,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive loss	-	-	-	(1,316,243)	-	(1,316,243)
Cumulative effect of changes in accounting principle	-	-	-	-	(150,373)	(150,373)
Net income	-	-	-	-	795,259	795,259
Balance, September 30, 2023	7,748,922	$774,893	$22,964,490	$(5,157,363)	$(11,174,751)	$7,407,269

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, June 30, 2022	7,746,922	$774,693	$22,955,458	$(3,855,080)	$(11,385,828)	$8,489,243
Common stock issued, $7 per share	-	-	-	-	-	-
Costs associated with common stock issued	-	-	-	-	-	-
Other comprehensive loss	-	-	-	(1,934,605)	-	(1,934,605)
Net loss	-	-	-	-	(251,430)	(251,430)
Balance, September 30, 2022	7,746,922	$774,693	$22,955,458	$(5,789,685)	$(11,637,258)	$6,303,208

Balance, June 30, 2023	7,748,922	$774,893	$22,964,490	$(3,542,067)	$(11,006,159)	$9,191,157
Common stock issued, $7 per share	-	-	-	-	-	-
Costs associated with common stock issued	-	-	-	-	-	-
Other comprehensive loss	-	-	-	(1,615,296)	-	(1,615,296)
Net loss	-	-	-	-	(168,592)	(168,592)
Balance, September 30, 2023	7,748,922	$774,893	$22,964,490	$(5,157,363)	$(11,174,751)	$7,407,269

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Cash Flows from operating activities:	(unaudited)
Net income (loss)	$795,259	$(2,974,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,817	34,269
Net (gains) losses realized on the sale of securities and net credit losses recognized in operations	103,325	15,288
Unrealized (gains) losses on equity securities	(311,127)	1,704,079
Change in fair value of embedded derivative	(425,122)	1,090,435
(Accretion) amortization of investment securities, net	(236,651)	122,226
Deferred acquisition costs capitalized	(394,449)	(358,384)
Deferred acquisition costs amortized	1,059,975	900,532
Value of business acquired amortized	69,315	69,315
Interest credited on deposit type contracts	1,328,688	1,221,761
(Increase) decrease in operating assets:
Change in funds withheld	-	(1,672,678)
Investment income due and accrued	(525,563)	84,483
Reinsurance related assets	(772,248)	(259,236)
Other assets	(244,699)	(689,873)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	3,414,010	3,408,118
Dividend accumulation	(3,513)	2,458
Advance premiums	(16,484)	22,168
Other liabilities	(1,532)	1,101,026
Accounts payable and accrued expenses	2,248,135	(481,892)
Net cash provided by operating activities	6,126,136	3,339,989

Cash Flows from investing activities:
Purchase of fixed income investments	(6,022,114)	(3,568,922)
Purchase of equity investments	(477,673)	(1,196,212)
Purchase of mortgage investments	(4,150,647)	(4,020,252)
Purchase of other invested assets	(810,545)	-
Proceeds from fixed income sales and repayments	3,528,290	1,120,625
Proceeds from equity sales	1,106,288	422,909
Proceeds from mortgage repayments	5,249,848	3,566,093
Proceeds from other invested assets	547,952	-
Increase in policy loans	9,615	138,639
Purchase of property, equipment and software	(209,659)	(56,401)
Net cash used in investing activities	(1,228,645)	(3,593,521)

Cash Flows from financing activities:
Receipts on deposit-type contracts	3,544,001	4,431,894
Withdrawals on deposit-type contracts	(6,389,402)	(1,752,421)
Repayment of FHLB advance	-	(1,000,000)
Proceeds received from issuance of common stock, net of costs of issuance	9,232	6,973
Net cash provided by (used in) financing activities	(2,836,169)	1,686,446

Net increase in cash and cash equivalents	2,061,322	1,432,914

Cash and Cash Equivalents:
Beginning	4,091,507	7,955,348
Ending	$6,152,829	$9,388,262

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Non-Cash Information	(unaudited)
Funds withheld assumed deposits on deposit-type contracts	$-	$639,610
Funds withheld assumed withdrawals on deposit-type contracts	-	(915,520)
Commissions and expense allowances deducted from funds withheld	-	(908,074)

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

The results of operation for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2022.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska, Oklahoma, Wyoming, South Dakota, Montana, Utah, Kentucky, Alabama, Mississippi, Ohio, New Mexico, Texas, Idaho, Nevada, and Arizona. DCLIC is authorized to operate in the states of North Dakota and South Dakota. USALSC-Montana is authorized to operate in the state of Montana.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2023, and December 31, 2022, USAC had 7,748,922 and 7,746,922 common shares issued and outstanding, respectively.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the nine months ended September 30, 2023 and 2022 were 7,747,455 and 7,746,231 shares, respectively. The weighted average number of shares outstanding during the three months ended September 30, 2023 and 2022 were 7,748,922 and 7,746,922 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three and nine months ended September 30, 2023 and 2022.

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

The updated guidance was effective for reporting periods beginning after December 15, 2019.  Early adoption was permitted for reporting periods beginning after December 15, 2018.  The Company qualifed as an emerging growth comny prior to December 31, 2022 and as such, had elected to defer implementation of this standard to fiscal years beginning after December 15, 2022. The adoption of this guidance is reflected in the Consolidated Statements of  Changes in Shareholders Equity and was not material.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.    Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$788,823	$-	$(98,068)	$690,755
Corporate bonds	19,268,536	3,796	(3,906,741)	15,365,591
Municipal bonds	6,212,897	-	(942,149)	5,270,748
Redeemable preferred stock	3,625,096	940	(438,045)	3,187,991
Term loans	18,986,548	148,003	(298,775)	18,835,776
Mortgage backed and asset backed securities	25,038,945	353,378	(1,526,370)	23,865,953
Total available for sale	$73,920,845	$506,117	$(7,210,148)	$67,216,814

	December 31, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$993,805	$36,313	$(5,031)	$1,025,087
Corporate bonds	19,018,738	722	(3,150,382)	15,869,078
Municipal bonds	6,228,636	-	(808,227)	5,420,409
Redeemable preferred stock	3,875,526	-	(519,911)	3,355,615
Term loans	18,086,124	209,989	(146,395)	18,149,718
Mortgage backed and asset backed securities	22,412,895	157,795	(1,074,520)	21,496,170
Total available for sale	$70,615,724	$404,819	$(5,704,466)	$65,316,077

The amortized cost and fair value of debt securities as of September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$102,457	$97,506	$442,846	$450,461
After one year through five years	17,269,255	17,191,862	17,048,721	17,035,270
After five years through ten years	6,312,529	5,897,906	5,498,364	5,340,498
More than 10 years	21,577,332	16,980,297	21,337,372	17,638,063
Redeemable preferred stocks	3,620,327	3,183,290	3,875,526	3,355,615
Mortgage backed and asset backed securities	25,038,945	23,865,953	22,412,895	21,496,170
Total amortized cost and fair value	$73,920,845	$67,216,814	$70,615,724	$65,316,077

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Proceeds from the sale of securities, maturities, and asset paydowns in the nine months ended September 30, 2023 and 2022 were $10,432,378 and $5,109,627, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2023	2022
Gross gains	$14,399	$3,617
Gross losses	(233,486)	(18,905)
Realized gains (losses)	$(219,087)	$(15,288)

Mortgage loans on real estate	115,762	-
Decrease in allowance for credit losses	$115,762	$-

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended September 30, 2023 and 2022 were $4,666,065 and $939,113, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2023	2022
Gross gains	$4,542	$453
Gross losses	(144,746)	(16,364)
Net security losses	$(140,204)	$(15,911)

Mortgage loans on real estate	-	-
Decrease in allowance for credit losses	$-	$-

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2023
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$690,755	$(98,068)	$-	$-	$690,755	$(98,068)
Corporate bonds	690,775	(32,855)	14,401,537	(3,873,886)	15,092,312	(3,906,741)
Municipal bonds	744,392	(48,764)	4,526,356	(893,385)	5,270,748	(942,149)
Redeemable preferred stock	59,531	(2,380)	3,006,899	(435,665)	3,066,430	(438,045)
Term loans	8,191,836	(298,775)	-	-	8,191,836	(298,775)
Mortgage backed and asset backed securities	10,769,360	(590,189)	4,743,609	(936,181)	15,512,969	(1,526,370)
Total fixed maturities	$21,146,649	$(1,071,031)	$26,678,401	$(6,139,117)	$47,825,050	$(7,210,148)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2022
Available for sale:
Fixed maturities:
US Treasury securities	$398,375	$(5,031)	$-	$-	$398,375	$(5,031)
Corporate bonds	12,378,486	(1,883,706)	3,206,913	(1,266,676)	15,585,399	(3,150,382)
Municipal bonds	4,711,896	(587,053)	708,514	(221,174)	5,420,410	(808,227)
Redeemable preferred stock	2,384,771	(363,193)	970,844	(156,718)	3,355,615	(519,911)
Term loans	6,309,005	(146,395)	-	-	6,309,005	(146,395)
Mortgage backed and asset backed securities	10,358,560	(458,754)	3,281,132	(615,766)	13,639,692	(1,074,520)
Total fixed maturities	$36,541,093	$(3,444,132)	$8,167,402	$(2,260,334)	$44,708,495	$(5,704,466)

Unrealized losses occur from market price declines due to changes in interest rates.  The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of September 30, 2023 was 238, which represented an unrealized loss of $7,210,148 of the aggregate carrying value of those securities. The 238 securities breakdown as follows: 136 bonds, 78 mortgage and asset backed securities, 9 term loans, and 15 redeemable preferred stock. The total number of available for sale securities in the investment portfolio in an unrealized loss position as of December 31, 2022 was 230, which represented an unrealized loss of $5,704,466 of the aggregate carrying value of those securities. The 230 securities breakdown as follows: 131 bonds, 73 mortgage and asset backed securities, 10 term loans, and 16 redeemable preferred stock.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Commercial mortgage loans by property type
Condominium	$902,657	$1,696,975
Land	-	1,902,277
Multi-property	9,795,198	9,539,738
Multi-family	5,634,612	5,016,424
Retail/Office	5,424,726	5,634,659
Total commercial mortgages	$21,757,193	$23,790,073
Allowance for credit losses	(34,611)	-
Carrying value	$21,722,582	$23,790,073

The Company utilizes loan-to-value of individual mortgage loans to evaluate the credit quality of its mortgage loan portfolio.  The loan-to-value measures the loan's carrying value to its appraised value.  The Company’s mortgage loans by loan-to-value ratio as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Loan to value ratio
Over 70 to 80%	$7,995,198	$8,219,763
Over 60 to 70%	3,136,506	5,196,975
Over 50 to 60%	4,669,053	4,682,750
Over 40 to 50%	2,151,326	3,235,951
Over 30 to 40%	902,657	-
Over 20 to 30%	1,800,000	1,319,975
Over 10 to 20%	1,102,453	1,134,659
Total	$21,757,193	$23,790,073

Allowance for credit losses	(34,611)	-
Carrying value	$21,722,582	$23,790,073

The Company’s mortgage loans by maturity date as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Maturity Date
One year or less	$18,105,867	$15,354,542
After one year through five years	3,651,326	8,435,531
Total	$21,757,193	$23,790,073

Allowance for credit losses	(34,611)	-
Carrying value	$21,722,582	$23,790,073

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The Company evaluates its commercial mortgage loan portfolio for the establishment of a loan loss allowance by specific identification of impaired loans. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had no mortgage loans that were on non-accrued status as of September 30, 2023 and December 31, 2022.  The were no mortgage loans delinquent on payments due the Company as of September 30, 2023 and December 31, 2022.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three and nine month periods ended September 30, 2023 and September 30, 2022.

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

The following table presents a roll-forward of our specific and general valuation allowances for our commercial mortgage loan portfolio:

	Nine Months Ended September 30, 2023
	(unaudited)
	Specific Allowance	General Allowance
Beginning allowance balance	$-	$-
Cumulative adjustment for changes in accounting principles	-	150,373
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	-	(115,762)
Ending Allowance	$-	$34,611

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the nine months ended September 30, 2023 and 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Investment Income, Net of Expenses

The components of net investment income for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Fixed maturities	$3,520,865	$856,256
Mortgages	1,520,564	207,865
Equity securities	552,098	488,436
Funds withheld	-	2,932,068
Other invested assets	159,935	-
Cash and cash equivalents	67,353	26,797
	5,820,815	4,511,422
Less investment expenses	(727,952)	(82,130)
	$5,092,863	$4,429,292

The components of net investment income for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Fixed maturities	$625,328	$296,994
Mortgages	517,551	$91,515
Equity securities	157,298	175,938
Funds withheld	-	1,310,559
Other invested assets	59,070	-
Cash and cash equivalents	31,393	21,326
	1,390,640	1,896,332
Less investment expenses	412,729	(37,727)
	$1,803,369	$1,858,605

Net Investment Gains (Losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2023, net investment gains is comprised of $311,127 of unrealized gains on our equity portfolio, net realized losses including net credit losses recognized of $103,325, and a gain on the unrealized change in the fair value of our embedded derivative of $425,122. For the nine months ended September 30, 2022, net investment losses is comprised of $1,704,079 of unrealized losses on our equity portfolio, net realized losses of $15,288 and a loss on the change in the fair value of our embedded derivative of $1,090,435.

For the three months ended September 30, 2023, net investment losses is comprised of $45,317 of unrealized losses on our equity portfolio, net realized losses including net credit losses recognized of $140,204, and a loss on the unrealized change in the fair value of our embedded derivative of $72,031. For the three months ended September 30, 2022, net investment losses is comprised of $240,450 of unrealized losses on our equity portfolio, net realized losses of $15,911 and a loss on the change in the fair value of our embedded derivative of $399,134.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.    Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consists of embedded derivatives on funds withheld on coinsurance assets which was eliminated in October 2022 and a reinsurance contract allocated hedge which was acquired in October 2022.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	September 30, 2023		December 31, 2022
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:	(Unaudited)
Embedded derivatives:
Reinsurance contract allocated hedge	$1,129,143	-	$724,998	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income:

	Nine Months Ending	Nine Months Ending	Balance
	September 30, 2023	September 30, 2022	Reported In
Derivatives:	(unaudited)	(unaudited)
Embedded derivatives:
Change in funds withheld embedded derivative	$-	$(1,090,435)	Net investment gains (losses)
Change in reinsurance contract allocated hedge	$425,122	$-	Net investment gains (losses)

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$690,755	$690,755	$-	$-
Corporate bonds	15,365,591	-	15,189,591	176,000
Municipal bonds	5,270,748	-	5,270,748	-
Redeemable preferred stock	3,187,991	-	3,187,991	-
Term loans	18,835,776	-	-	18,835,776
Mortgage backed and asset backed securities	23,865,953	-	23,378,453	487,500
Total fixed maturities	67,216,814	690,755	47,026,783	19,499,276
Equities:
Common stock	5,586,061	5,488,561	97,500	-
Preferred stock	1,392,957	-	1,392,957	-
Total equities	6,979,018	5,488,561	1,490,457	-
Other invested assets	2,118,828	-	-	2,118,828
Total	$76,314,660	$6,179,316	$48,517,240	$21,618,104

	December 31, 2022
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$1,025,087	$1,025,087	$-	$-
Corporate bonds	15,869,078	-	15,687,478	181,600
Municipal bonds	5,420,409	-	5,420,409	-
Redeemable preferred stock	3,355,615	-	3,355,615	-
Term loans	18,149,718	-	-	18,149,718
Mortgage backed and asset backed securities	21,496,170	-	21,099,920	396,250
Total fixed maturities	65,316,077	1,025,087	45,563,422	18,727,568
Equities:
Common stock	6,024,224	5,929,624	94,600	-
Preferred stock	1,370,820	-	1,370,820	-
Total equities	7,395,044	5,929,624	1,465,420	-
Other invested assets	1,760,777	-	-	1,760,777
Total	$74,471,898	$6,954,711	$47,028,842	$20,488,345

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Nine Months Ended September 30, 2023	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$181,600	$396,250	$18,149,718	$1,760,777
Principal payment	(5,600)	-	(298,341)	(547,952)
Acquisition	-	-	978,391	810,545
Investment related gains	-	91,250	6,008	95,458
Fair value, end of period	$176,000	$487,500	$18,835,776	$2,118,828

		Mortgage		Other
For the Three Months Ended September 30, 2023	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$176,000	$487,500	$18,065,322	$2,165,653
Principal payment	-	-	(50,458)	(547,952)
Acquisition	-	-	815,948	563,313
Investment related gains (losses), net	-	-	4,964	(62,186)
Fair value, end of period	$176,000	$487,500	$18,835,776	$2,118,828

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

Limited partnership interests:  Limited partnership interests are carried at net asset value.

Reinsurance related assets: Reinsurance related assets primarily consists of an allocation of a portfolio of option and future contracts managed by the reinsurer. The fair value of the underlying future and option contracts are generally based upon Level 1 inputs.  Also included in reinsurance related assets, are amounts receivable or payable with the reinsurer as part of the normal recurring settlement process. The book value of this component approximates fair value it is short term in nature and settled quarterly.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,152,829	$6,152,829	$6,152,829	$-	$-
Mortgage loans on real estate	21,722,582	21,722,582	-	-	21,722,582
Limited partnership interests	221,426	221,426	-	-	221,426
Investment income due and accrued	2,611,928	2,611,928	-	-	2,611,928
Reinsurance related assets	1,332,661	1,332,661	-	-	1,332,661
Policy loans	25,365	25,365	-	-	25,365
Total Financial Assets (excluding available for sale investments)	$32,066,791	$32,066,791	$6,152,829	$-	$25,913,962

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	77,518,637	63,107,628	-	-	63,107,628
Total Financial Liabilities	$78,518,637	$64,107,628	$-	$-	$64,107,628

	December 31, 2022

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,091,507	$4,091,507	$4,091,507	$-	$-
Mortgage loans on real estate	23,790,073	23,790,073	-	-	23,790,073
Investment income due and accrued	2,086,365	2,086,365	-	-	2,086,365
Reinsurance related assets	125,549	125,549	-	-	125,549
Policy loans	34,980	34,980	-	-	34,980
Total Financial Assets (excluding available for sale investments)	$30,128,474	$30,128,474	$4,091,507	$-	$26,036,967

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	79,035,350	67,741,524	-	-	67,741,524
Total Financial Liabilities	$80,035,350	$68,741,524	$-	$-	$68,741,524

Note 5.    Income Tax Provision

No income tax expense or (benefit) has been reflected for the three or nine months ended September 30, 2023 and 2022 due to loss carryforwards and a change in the valuation allowance pertaining to the deferred tax asset.

The net operating loss carryforwards for the Company are $9,630,952 as of December 31, 2022 and estimated to be $9,800,000 as of September 30, 2023. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $3,294,522 as of both September 30, 2023 and December 31, 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 6. Contingencies and Commitments

Investment Commitments

The Company has outstanding commitments to fund investments in limited partnership interests. Such unfunded commitments were $1,738,000 and $ 2,000,000 as of September 30, 2023 and December 31, 2022, respectively.

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

The Company has evaluated subsequent events through November 14, 2023, the date on which the consolidated financial statements were issued.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgages, and equity securities. Fixed maturity, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.  Equity securities are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in net income (loss).  Mortgages, including mortgage loan participations, are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.

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

Valuation allowances on mortgage loans are established based upon lifetime credit losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers qualitative factors that include the impact of changing macro-economic conditions, which may not be currently reflected in the loan portfolio performance, and the quality of the loan portfolio.

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

Limited Partnership Interests

Limited partnership interest consists of an investment in Mutual Capital Investment Fund.   Limited partnership interests are carried at net asset value.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the nine months ended September 30, 2023 and 2022 are summarized in the table below.

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Income:
Premium income	$9,955,527	$10,023,670
Net investment income	5,092,863	4,429,292
Net investment gains (losses)	632,924	(2,809,802)
Other income	267,766	252,899
Total income	15,949,080	11,896,059

Our first nine months 2023 total income increased to $15,949,080, an increase of $4,053,021 or 34% from the 2022 first nine months total income of $11,896,059. The increase is driven by increased net investment income and net investment gains.   The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income and is a driver of increased total income.

Total income for the three months ended September 30, 2023 and 2022 are summarized in the table below.

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Income:
Premium income	$3,353,042	$3,297,461
Net investment income	1,803,369	1,858,605
Net investment gains (losses)	(257,552)	(655,495)
Other income	97,023	92,713
Total income	4,995,882	4,593,284

Our third quarter 2023 total income increased to $4,995,882, an increase of $402,598 or 8% from the third quarter of 2022 total income of $4,593,284. The increase is driven by a decrease in net investment losses and increased premium income.

Premium income: Premiums are essentially flat for the nine and three months ended September 30, 2023 compared to the same periods in 2022.  Premium income for the first nine months of 2023 was $9,955,527 compared to $10,023,670 for the same period in 2022, a decrease of $68,143 or 1%. The decrease was driven by an increase in ceded premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focus on small companies to assist with their employee benefits.

Direct, assumed and ceded premiums for the nine months ended September 30, 2023 and 2022 are summarized in the following table.

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Direct	$7,500,108	$7,486,313
Assumed	3,513,157	3,454,242
Ceded	(1,057,738)	(916,885)
Total	$9,955,527	$10,023,670

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Premium income for the third quarter of 2023 was $3,353,042 compared to $3,297,461 for the same period in 2022, an increase of $55,581 or 2%. The increase was driven by an increase in direct and assumed premiums offset by an increase in ceded premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focus on small companies to assist with their employee benefits.

Direct, assumed and ceded premiums for the three months ended September 30, 2023 and 2022 are summarized in the following table.

	Three Months ended September 30,
	2023	2022
	(unaudited)
Direct	$2,740,408	$2,691,220
Assumed	984,312	931,314
Ceded	(371,678)	(325,073)
Total	$3,353,042	$3,297,461

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Fixed maturities	$3,520,865	$856,256
Mortgages	1,520,564	207,865
Equity securities	552,098	488,436
Funds withheld	-	2,932,068
Other invested assets	159,935	-
Cash and cash equivalents	67,353	26,797
	5,820,815	4,511,422
Less investment expenses	(727,952)	(82,130)
	$5,092,863	$4,429,292

Net investment income for the first nine months of 2023 was $5,092,863, compared to $4,429,292 for the same period in 2022, an increase of $663,571 or 15%. The increase is driven by an increase in net yields.

The components of net investment income for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Fixed maturities	$625,328	$296,994
Mortgages	517,551	91,515
Equity securities	157,298	175,938
Funds withheld	-	1,310,559
Other invested assets	59,070	-
Cash and cash equivalents	31,393	21,326
	1,390,640	1,896,332
Less investment expenses	412,729	(37,727)
	$1,803,369	$1,858,605

Net investment income for the third quarter of 2023 was $1,803,369, compared to $1,858,605 for the same period in 2022, a decrease of $55,236 or 3%. The decrease is driven by strong funds withheld performance in 2022.  Investment expenses are positive this quarter due to a reclassification between investment expenses and investment income with no impact to net investment income.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2023, net investment gains is comprised of $311,127 of unrealized gains on our equity portfolio, net realized losses including net credit losses recognized of $103,325, and a gain on the unrealized change in the fair value of our embedded derivative of $425,122. For the nine months ended September 30, 2022, net investment losses is comprised of $1,704,079 of unrealized losses on our equity portfolio, net realized losses of $15,288 and a loss on the change in the fair value of our embedded derivative of $1,090,435.

Realized gains and losses related to the sale of securities for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2023	2022
Gross gains	$14,399	$3,617
Gross losses	(233,486)	(18,905)
Realized gains (losses)	$(219,087)	$(15,288)

Mortgage loans on real estate	115,762	-
Decrease in allowance for credit losses	$115,762	$-

For the three months ended September 30, 2023, net investment losses is comprised of $45,317 of unrealized losses on our equity portfolio, net realized losses including net credit losses recognized of $140,204, and a loss on the unrealized change in the fair value of our embedded derivative of $72,031. For the three months ended September 30, 2022, net investment losses is comprised of $240,450 of unrealized losses on our equity portfolio, net realized losses of $15,911 and a loss on the change in the fair value of our embedded derivative of $399,134.

Realized gains and losses related to the sale of securities for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended Setpember 30,
	(unaudited)
	2023	2022
Gross gains	$4,542	$453
Gross losses	(144,746)	(16,364)
Net security losses	$(140,204)	$(15,911)

Mortgage loans on real estate	-	-
Decrease in allowance for credit losses	$-	$-

Other income: Other income for the nine months ended September 30, 2023 was $267,766 compared to $252,899 in 2022, an increase of $14,867, or 6%.

Other income for the three months ended September 30, 2023 was $97,023 compared to $92,713 in 2022, an increase of $4,310, or 4%.

Expenses. Expenses for the nine months ended September 30, 2023 and 2022 are summarized in the table below.

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Expenses:
Death claims	$2,621,079	$2,216,965
Policyholder benefits	4,933,077	5,149,048
Increase in policyholder reserves	3,372,265	3,393,766
Commissions, net of deferrals	561,139	560,549
Amortization of deferred acquisition costs	1,059,974	900,532
Amortization of value of business acquired	69,315	69,315
Salaries & benefits	1,159,385	1,046,368
Other operating expenses	1,377,587	1,533,622
Total expense	$15,153,821	$14,870,165

Expenses for the three months ended September 30, 2023 and 2022 are summarized in the table below.

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Expenses:
Death claims	$901,546	$691,540
Policyholder benefits	1,435,212	1,535,914
Increase in policyholder reserves	1,386,070	1,250,136
Commissions, net of deferrals	198,623	168,334
Amortization of deferred acquisition costs	368,263	318,628
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	423,269	362,048
Other operating expenses	428,386	495,009
Total expense	$5,164,474	$4,844,714

Death claims: Death benefits were $2,621,079 in the nine months ended September 30, 2023 compared to $2,216,965 for the same period in 2022, an increase of $404,114 or 18%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.  The COVID-19 pandemic has increased mortality rates for the entire United States population.

Death benefits were $901,546 in the three months ended September 30, 2023 compared to $691,540 for the same period in 2022, an increase of $210,006 or 30%. This increase is attributable to our growing block of in-force pre-need life insurance policies and to increased group life claims. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $4,933,077 in the nine months ended September 30, 2023 compared to $5,149,048 for the same period in 2022, a decrease of $215,971 or 4%. The primary driver of this decrease is a reduction of assumed benefits and increased surrender charge income.

Policyholder benefits were $1,435,212 in the three months ended September 30, 2023 compared to $1,535,914 for the same period in 2022, a decrease of $100,702 or 7%. The primary driver of this decrease is increased surrender change income.

Increase in policyholder reserves: Policyholder reserves increased by $3,372,265 in the nine months ended September 30, 2023, compared to $3,393,766 for the same period in 2022, a decrease of $21,501 or 1%. The reduced growth in reserves is the result of increased pre-need claims.

Policyholder reserves increased by $1,368,070 in the three months ended September 30, 2023, compared to $1,250,136 for the same period in 2022, an increase of $135,934 or 11%. The increase in reserves is the result of increased direct premium sales.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $561,139 in the nine months ended September 30, 2023, compared to $560,549 for the same period in 2022, an increase of $590.

Commissions, net of deferrals, were $198,623 in the three months ended September 30, 2023, compared to $168,334 for the same period in 2022, an increase of $30,289, or 18%. This increase is due to an increase in direct premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $1,059,974 in the nine months ended September 30, 2023, compared to $900,532 for the same period in 2022, an increase of $159,442, or 18%. The increase is driven by adjustments to DAC amortization resulting from increased annuity surrenders.

The amortization of DAC was $368,263 in the three months ended September 30, 2023, compared to $318,628 for the same period in 2022, an increase of $49,635, or 15%. The increase is driven by adjustments to DAC amortization resulting from increased annuity surrenders.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $69,315 in the nine months ended September 30, 2023 and 2022, respectively.  VOBA is being amortized straight-line over 30 years.

The amortization of VOBA was $23,105 in the three months ended September 30, 2023 and 2022, respectively.

Salaries and benefits: Salaries and benefits were $1,159,385 for the nine months ended September 30, 2023, compared to $1,046,368 for the same period in 2022, an increase of $113,017 or 10%. The increase was driven by increased employee compensation costs and additional team members.

Salaries and benefits were $423,269 for the three months ended September 30, 2023, compared to $362,048 for the same period in 2022, an increase of $61,221 or 17%. The increase was driven by increased employee compensation costs and additional team members.

Other operating expenses: Other operating expenses were $1,377,587 in the nine months ended September 30, 2023, compared to $1,533,622 for the same period in 2022, a decrease of $156,035 or 10%. The decrease is driven by decreased marketing and information technology costs.

Other operating expenses were $428,386 in the three months ended September 30, 2023, compared to $495,009 for the same period in 2022, a decrease of $66,623 or 13%. The decrease is driven by decreased marketing and information technology costs.

Net Income (loss): Our net income was $795,259 in the nine months ended September 30, 2023 compared to net loss of $2,974,106 for the same period in 2022, an increase of $3,769,365. Our net income per share was $0.10 for the nine months ended September 30, 2023 compared to net loss per share of $0.38 in the same period in 2022, basic and diluted. Our net loss was $168,592 in the three months ended September 30, 2023 compared to net loss of $251,430 for the same period in 2022, an improvement of $82,838. Our net loss per share was $0.02 for the three months ended September 30, 2023 compared to net loss per share of $0.03 in the same period in 2022, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $121,760,075 as of September 30, 2023, an increase of $3,461,778 or 3% from December 31, 2022 assets of $118,298,297. This is primarily the result of premium income and an increase in the market value of our fixed maturity securities.

Available for sale fixed maturity securities: As of September 30, 2023, we had available for sale fixed maturity assets of $67,216,814, an increase of $1,900,737 or 3% from the December 31, 2022 balance of $65,316,077. The increase is driven by an increase in the market value of these securities and additional purchases. If we hold our fixed maturity securities to maturity any change in market value is temporary.

Equity securities, at fair value: As of September 30, 2023, we had equity assets of $6,979,018, a decrease of $416,026 or 6% from the December 31, 2022 balance of $7,395,044. This decrease is driven by a reduction in our equity security holdings.

Limited partnership interests: As of September 30, 2023, we had limited partnership interests of $221,426.  We had no such investments at December 31, 2022. This increase is driven by a new investment purchase.

Mortgage loans on real estate: As of September 30, 2023, we had mortgage loans on real estate of $21,722,582, a decrease of $2,067,491 or 9% from the December 31, 2022 balance of $23,790,073. The decrease is the result of mortgage loan participations paying off.

Other invested assets: As of September 30, 2023, we had other invested assets of $2,118,828, an increase of $358,051 or 20% from the December 31, 2022 balance of $1,760,777. The increase is the result of acquisitions of additional assets.

Policy loans: As of September 30, 2023, our policy loans were $25,365, a decrease of $9,615 or 28% from the December 31, 2022 balance of $34,980. The decrease is a result of normal policy loan activity.

Real estate, net of depreciation: As of September 30, 2023, we had real estate assets of $1,351,649 related to the purchase of our home office building, a decrease of $22,067 from the December 31, 2022 balance of $1,373,716. The decrease is the result of depreciation.

Cash and cash equivalents: As of September 30, 2023, we had cash and cash equivalent assets of $6,152,829, an increase of $2,061,322 or 50% from the December 31, 2022 balance of $4,091,507. This increase was the result of purchasing cash equivalents at attractive yields.

Investment income due and accrued: As of September 30, 2023, our investment income due and accrued was $2,611,928 compared to $2,086,365 as of December 31, 2022, an increase of 525,563 or 25%. This increase is attributable to investment activity.

Reinsurance related assets: As of September 30, 2023, our reinsurance related assets were $1,332,661 compared to $125,549 as of December 31, 2022, an increase of $1,207,112. This increase is the result of changes in the net settlement due from reinsurers.

Deferred acquisition costs, net: As of September 30, 2023, our deferred acquisition costs were $4,963,476 compared to $5,629,002 as of December 31, 2022, a decrease of $665,526 or 12%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of September 30, 2023 our value of business acquired asset was $2,449,078 compared to $2,518,393 as of December 31, 2022, a decrease of $69,315 or 3%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of September 30, 2023 our property, equipment and software assets were $325,383, an increase of $192,908 from the December 31, 2022 balance of $132,475. This increase is the result of renovation of our home office HVAC system.

Goodwill: As of September 30, 2023 and December 31, 2022, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,294,522 as of September 30, 2023 and December 31, 2022. No change in the net deferred tax asset was recorded in the first nine months of 2023.

Other assets: As of September 30, 2023, our other assets were $716,974, an increase of $244,699 or 52% from the December 31, 2022 balance of $472,275. This increase is the result of prepaid expenses.

Liabilities. Our total liabilities were $114,352,806 as of September 30, 2023, an increase of $4,123,903 or 4% from our December 31, 2022 liabilities of $110,228,903. This increase is driven by an increase in our policy liabilities and accounts payable.

Policy liabilities: Our total policy liabilities as of September 30, 2023 were $110,615,103 compared to $108,737,803 as of December 31, 2022, an increase of $1,877,300 or 2%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of September 30, 2023, our accounts payable and accrued expenses were $2,696,940 compared to $448,805 as of December 31, 2022, an increase of $2,248,135 or 501%. This increase is driven by reinsurance settlement payables.

Federal Home Loan Bank advance: As of September 30, 2023 and December 31, 2022, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka.

Shareholders’ Equity. Our shareholders’ equity was $7,407,269 as of September 30, 2023, a decrease of $662,125 from our December 31, 2022 shareholders’ equity of $8,069,394. The decrease in shareholders’ equity was driven by a decrease in other comprehensive income (loss) offset by our net income. The increase in other comprehensive loss is the result of decreased market value of our fixed maturity securities.  If we hold these securities to maturity, as we intend, the decreased market value of our fixed maturities is temporary.

Investments and Cash and Cash Equivalents

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$690,755	0.7%	$1,025,087	1.0%
Corporate bonds	15,365,591	14.5%	15,869,078	15.3%
Municipal bonds	5,270,748	5.0%	5,420,409	5.2%
Redeemable preferred stocks	3,187,991	3.0%	3,355,615	3.2%
Term Loans	18,835,776	17.8%	18,149,718	17.6%
Mortgage backed and asset backed securities	23,865,953	22.6%	21,496,170	20.8%
Total fixed maturities	67,216,814	63.6%	65,316,077	63.1%
Mortgage loans	21,722,582	20.5%	23,790,073	22.9%
Other invested assets	2,118,828	2.0%	1,760,777	1.7%
Limited partnership interests	221,426	0.2%	-	0.0%
Equities:
Common stock	5,586,061	5.3%	6,024,224	5.8%
Preferred stock	1,392,957	1.3%	1,370,820	1.3%
Total equities	6,979,018	6.6%	7,395,044	7.1%
Real estate, net of depreciation	1,351,649	1.3%	1,373,716	1.3%
Cash and cash equivalents	6,152,829	5.8%	4,091,507	3.9%
Total	$105,763,146	100.0%	$103,727,194	100.0%

The total value of our investments and cash and cash equivalents increased to $105,763,146 as of September 30, 2023 from $103,727,194 at December 31, 2022, an increase of $2,035,952 or 2%. Increases in investments are primarily attributable to additional purchases.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$3,233,380	4.8%	$3,068,529	4.7%
AA	10,964,239	16.3%	11,582,642	17.7%
A	17,619,521	26.2%	17,142,623	26.2%
BBB	29,458,233	43.8%	27,520,644	42.1%
BB	2,587,029	3.9%	2,456,185	3.8%
Not Rated - Private Placement	3,354,412	5.0%	3,545,454	5.5%
Total	$67,216,814	100.0%	$65,316,077	100.0%

The amortized cost and fair value of debt securities as of September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$102,457	$97,506	$442,846	$450,461
After one year through five years	17,269,255	17,191,862	17,048,721	17,035,270
After five years through ten years	6,312,529	5,897,906	5,498,364	5,340,498
More than 10 years	21,577,332	16,980,297	21,337,372	17,638,063
Redeemable preferred stocks	3,620,327	3,183,290	3,875,526	3,355,615
Mortgage backed and asset backed securities	25,038,945	23,865,953	22,412,895	21,496,170
Total amortized cost and fair value	$73,920,845	$67,216,814	$70,615,724	$65,316,077

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the affects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position. Death claims have increased 18% from first nine months of 2022, but it is currently impossible to quantify the amount of such increase that can be attributed to COVID-19 deaths and deaths not directly attributable to COVID-19.

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

Net cash provided by operating activities was $6,126,136 for the nine months ended September 30, 2023. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,228,645. The primary use of cash was the purchase of fixed maturity, mortgage, and equity investments. Cash used by financing activities was $2,836,169. The primary uses of cash were surrenders on deposit-type contracts.

At September 30, 2023, we had cash and cash equivalents totaling $6,152,829. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC and DCLIC, our insurance subsidiaries, is uncertain and may require additional capital as they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2023, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

During the quarter ended September 30, 2023, the Company did not issue any shares of common stock pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).

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

US Alliance
Corporation
(Registrant)

Date	November 14, 2023
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman