Form 10-K
period 2023-12-31
US Alliance Corp
filed 2024-04-01
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of March 29, 2024 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of March 29, 2024, 7,748,922 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2024 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

true

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

USAC has four wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was incorporated June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was incorporated April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was incorporated April 23, 2012 to serve as investment manager for USAC and its subsidiaries. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”) and was merged into USALSC on December 31, 2023. US Alliance Life and Security Company - Montana ("USALSC-Montana"), was acquired December 14, 2018. USALSC-Montana is a wholly-owned subsidiary of USALSC. Unless the context otherwise indicates, references in this registration statement to "we", "us", "our", or the "Company" refer collectively to USAC and its subsidiaries.

We initially capitalized our subsidiaries with proceeds from intrastate public offering(s) registered by qualification with the office of Kansas Securities Commissioner.

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013. USALSC re-domesticated to North Dakota in 2023. USALSC currently offers the following eight product categories:

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

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 64% of 2023 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 19% of 2023 direct premium revenue. Our group products accounted for 17% of 2023 direct written premiums.

USALSC seeks opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or its subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2023, USALSC assumed premiums of $4,401,028.

On September 1, 2015, USALSC entered into an agreement to provide certain insurance administrative functions, data processing systems, daily operational services, management consulting, and marketing development to DCLIC. This agreement had an initial term of 60 months (beginning on September 1, 2015), continues month to month after the initial 60 month period, and requires 90-day advance written notice to terminate. In addition, the agreement requires that certain products will be exclusively administered by USALSC and administrative services with respect to such products may not be transferred without our consent. The agreement provides for monthly settlement. On August 1, 2017, DCLIC became a wholly-owned subsidiary of USALSC as described below. Subsequent to the acquisition of DCLIC, this agreement became an intra-company agreement and is eliminated as a part of the consolidation of the financial statements of the companies. On December 31, 2023, DCLIC was merged into USALSC.

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

On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies.  As of December 31, 2023, the Company had $45.985 million in assumed annuity deposits under the 2020 ALSC Agreement.

On December 31, 2020, DCLIC entered into an assumption agreement with ALSC where it acquired a certain block of life insurance policies (the “ALSC Assumption Agreement”). Under the ALSC Assumption Agreement, DCLIC becomes directly liable to the policyholders of this block of business. DCLIC received assets equaling $9,282,836 and paid a ceding commission of $927,000 to ALSC.

On December 31, 2023 USALSC entered into a coinsurance agreement to acquire a block of life and annuity policies from Lewer Life Insurance Company.

USAC uses the actuarial firm of Miller & Newberg to provide valuation, pricing and illustration actuarial services for its insurance subsidiaries.

Investments – USAC and USAIC contracted in 2013 with New England Asset Management, Inc. (“NEAM”), a Berkshire Hathaway subsidiary, to manage the investments of USALSC and a portion of the investments of USAC. USALSC and USALSC-Montana have investment management agreements with USAIC, who has a sub-advisory agreement with NEAM. USALSC-Montana was added to this agreement on December 14, 2018. The investment parameters are determined by North Dakota law, the NDID, and the Montana Insurance Department, as well as the internal investment policies of USALSC, USALSC-Montana and USAC.

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

The Executive Committee of our Board of Directors may modify the above benchmark ranges at any time deemed appropriate based on current conditions. Any such modifications will be subject to approval by the full Board of Directors at its next regularly scheduled meeting. USALSC's, and USALSC-Montana’s investment policy, as a regulated insurance entity, contains additional investment limitations as required by law.

Reporting. The President, CEO, or their respective designees provide monthly reports to the Board of Directors reflecting the securities purchased and sold during the quarter, securities held at the end of the quarter, current benchmarks and an overall evaluation of the portfolio's investment performance.

Marketing and Distribution - USALSC uses independent consultants and referrals to market their products and build distribution channels among funeral homes, banks, accountants, independent insurance agencies, agents, insurance brokerage firms, business owners and other distribution channels as opportunities arise. USALSC works with other insurance companies who have captive or non-captive agents to broaden their product offerings.

Employees - As of December 31, 2023, USAC and its subsidiaries have eleven full-time employees and three part-time employees.

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

Implications of Having Been an Emerging Growth Company and Loss of Emerging Growth Company Status – We ceased being an emerging growth company on December 31, 2022, the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering in 2017.  Under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period to comply with new or revised accounting standards that have different effective dates for public and private companies during the period in which we were an emerging growth company. As a result, our financial statements while we were an emerging growth company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As a result of our ceasing to qualify as an emerging growth company, beginning in the fiscal year 2023, we are no longer able to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to SEC reporting companies. Specifically, we are now required to:

• Comply with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

• Submit certain executive compensation matters to stockholder non-binding advisory votes;

• Submit for stockholder approval golden parachute payments not previously approved;

• Disclose certain executive compensation related items, although we remain subject to the scaled disclosure requirements of a smaller reporting company with respect to executive compensation disclosure.

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $250 million, we continue to qualify as a “smaller reporting company” as defined under the Exchange Act. Although we are no longer an emerging growth company, certain reduced disclosure and other requirements continue to be available to us because we are a smaller reporting company. As a smaller reporting company we are not required to:

• Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

• Present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K and present any selected financial data in such registration statements and annual reports.

The additional compliance and reporting requirements resulting from the loss of our emerging growth company status may increase our legal and financial compliance costs and may result in an increase in demands on management resources. However, our continuing status as a smaller reporting company will reduce some of the additional expense and management attention necessary to be dedicated to such increased compliance obligations.

ITEM 1A.	RISK FACTORS.

Risks Associated with an Investment in USAC Stock

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. Our significant material risks are set forth below:

SHARE OWNERSHIP RISK - An investment in our voting common stock is speculative. Shares of our voting common stock constitute a high-risk investment in a developing business that has profitability with accumulated cumulative losses to date. No assurance or guaranty can be given that any of the benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting Common Stock. The entire value of the shares of USAC Common Stock may be lost.

OPERATING RISK - We faced the risks inherent in our a business, including limited capital, challenging product markets, limited revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand, costs of marketing or advertising and hacking of our administrative systems. While we have been profitable 4 of the last 5 years, there can be no assurance that our insurance operations will be successful. The likelihood of future success must be considered in light of our history of operations with the cumulative accumulated operating losses. These risks make it difficult to accurately predict our future revenues or results of operations. Recent changes to accounting guidance increase the volatility of our operating results. As a result, our financial results fluctuate. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

BREACH OF INTERNAL CONTROLS/FRAUD – Internal controls are established on all aspects of the business. If internal controls are breached, fraud, incorrect payment of funds, incorrect claim processing, or other material issues within the Company could result. Fraud from internal or external sources will hurt profitability and strain and limit financial resources needed for company to grow.

GENERATIVE AI RISK – Generative AI challenges quality and accuracy; repeatability; data privacy; auditability; copyright; data quality; fraudulent use; skill of prompt engineering to derive useful outputs; as well as ethical considerations regarding bias, transparency, accessibility, accountability, and regulation.

CYBER ATTACK – A variety of cyber attacks can leave any Company vulnerable to loss or theft of data, systems shutdown and a large-scale timeframe of being unable to conduct business related activities.

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

LIQUIDITY RISK – While USAC is considered a “public company” by the SEC, there is no public market for USAC Common Stock, and there is no assurance that one will develop or be sustained, or that USAC Common Stock will become publicly traded. As noted in the 2015 prospectus and subsequent post-effective amendments which have been filed with the office of the Security Commissioner in Kansas, it may be difficult to sell shares of USAC Common Stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service and we do not intend to seek any such listing in the foreseeable future.

PROFITABILITY - As is common among small life insurance companies, we have historically incurred significant losses. As of December 31, 2023 we had a consolidated accumulated deficit of $10.5 million. These losses were attributable primarily to costs of administration, volatility in net investment gains and losses, the substantial costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy. However, the Company has been profitable in 2019, 2020, 2021 and 2023.

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

SEC REGISTRATION - USAC is a “public company” as defined by the Securities and Exchange Commission. As such, we incur significant legal, accounting and other expenses under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and are time-consuming and costly.

LOSS OF EMERGING GROWTH COMPANY STATUS - The Company ceased to be deemed an “emerging growth company” as of December 31, 2022.  As a result, the costs and demands placed upon management may increase, as beginning with the fiscal year ended December 31, 2023, the Company is now required to comply with additional disclosure and accounting requirements. However, as long as the aggregate value of the Company’s common stock held by non-affiliates remains less than $250 million, the Company will qualify as a “smaller reporting company” as well as a “non-accelerated filer” eligible for relief from certain disclosure and reporting requirements. This will reduce some of the additional expense and management attention necessary to be dedicated to compliance.

Smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and have certain other reduced disclosure obligations.

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

THE COMPANY’S INVESTMENTS ARE SUBJECT TO MARKET AND CREDIT RISKS - Our invested assets, are subject to customary risks of credit defaults and changes in fair value and/or market value. Factors that may affect the overall default rate on and fair value of the Company’s invested assets include interest rate levels and changes, availability and cost of liquidity, financial market performance, and general economic conditions.

NO INSURANCE RATING RISK – USACSC and USALSC-Montana have not been rated by a rating agency. The lack of a rating could result in loss of faith from producers, E&O carriers and consumers seeking products from a rated company, as well as a negative impact on ability to compete with rated companies.

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

LAPSE AND WITHDRAWAL RISK - Policy lapses in excess of those actuarially anticipated would have a negative impact on financial performance. Profitability would be reduced if lapse and surrender rates exceed the assumptions upon which the insurance policies were priced. Policy sales costs are deferred and recognized over the life of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy sales costs. In addition, some of our policies allow holders to withdraw all or some of the policy’s value, and withdrawals beyond those anticipated could impact our business.

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

COVID-19 RISK - The outbreak and world-wide spread of the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial market, and the prolonged impact of COVID-19 could affect various aspects of our business.  Following the initial outbreak of the virus, virtually all of USAC's operations were performed by employees working remotely.  We have returned to in-office work, other than occasional temporary office closures due to exposures, and four employees who work remotely due to their geographic locations.  While we have not experienced significant disruptions to our business, we have experienced higher claims on our insurance products which may be due in part to the COVID-19 pandemic.  In addition, our investment portfolio may be adversely affected as a result of uncertainty surrounding the pandemic and its outcome.  While we have taken precautionary measures we deem appropriate in response to the COVID-19 pandemic, the prolonged impact of COVID-19 could negatively affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

Risk management is an essential component of our culture and business model. Guarding against the specific risks posed by cybersecurity threats has been and will continue to be very dynamic in nature, requiring that we remain agile and aware of internal and external changes. We recognize that cybersecurity threats can be among the most critical risks facing large companies. As a result, cybersecurity is treated as a Board-level matter and overseen by the Board. However, both the Board and management have an integral role in the identification, assessment and management of cybersecurity risk.

Management engages third parties with relevant expertise in assessing and managing cybersecurity threats.  As a general matter, we take a proactive approach to assessing and monitoring cybersecurity-specific risks that is oriented around monitoring emerging external threats, ensuring controls are in place to identify and manage risk within our technology environment and creating a culture of vigilance across the organization.  Annually we hire a third party to test for and resolve weaknesses and vulnerabilities within our systems and applications by using network and infrastructure vulnerability testing.

Our awareness and training program creates a risk-aware culture to ensure employees understand cybersecurity threats and are accountable for completing required training.  We have an enterprise incident management plan that provides a framework for preparing for, managing and responding to cybersecurity incidents that may arise.

No risks from any known cybersecurity incidents have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further discussion related to how cybersecurity risks may impact our performance in the future, see Item 1A. “Risk Factors.”

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

As of December 31, 2023, we had issued and outstanding 7,748,922 shares of our voting common stock. No other equity securities of the Company have been issued.

(b) Holders of Record

As of March 29, 2024 there are approximately 3,500 holders of record of our voting common stock.

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

During the year ended December 31, 2023, the Company did not issue any shares pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner (the “Kansas Offering”).

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

During the year ended December 31, 2023, the Company issued 2,000 shares of common stock, for aggregate consideration of $14,000, pursuant to a private placement offering to accredited investor residents of the state of North Dakota (the “North Dakota Offering”).  Proceeds from the sale of shares in the North Dakota Offering were used to finance the growth of the Company and to provide working capital for the Company. The North Dakota Offering and sales of shares thereunder were not registered with the SEC in reliance on an exemption for registration under Rule 506(b) of Regulation D under this Securities Act of 1933 (“Reg D”).  Shares were sold only to “accredited investors”, as that term is defined in Rule 501 of Reg D, and were not sold by any means of general advertisement or solicitation.

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

Overview

USAC was formed as a Kansas corporation on April 24, 2009 for the purpose of raising capital to form a new Kansas-based life insurance company. We presently conduct our business through our four wholly-owned subsidiaries: USALSC, a life insurance corporation; USALSC-Montana, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third party administrative services in 2015. USALSC re-domesticated to North Dakota in 2023. USALSC is currently authorized to conduct business in 18 states.

On August 1, 2017, the Company merged with Northern Plains Capital Corporation with the Company being the ultimate surviving entity. As a result of this merger, the Company acquired Dakota Capital Life Insurance Company which became a wholly owned subsidiary of USALSC. In 2023, Dakota Capital Life Insurance Company was merged into USALSC.

On December 14, 2018, the Company acquired Great Western Life Insurance Company. Great Western Life Insurance Company was renamed US Alliance Life and Security Company – Montana and is a subsidiary of USALSC.

The Company assumes business under reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into the 2017 ALSC Agreement to assume 100% of a certain block of life insurance policies from ALSC. On April 15, 2020, with an effective date of January 1, 2020, the Company entered into the 2020 ALSC Agreement to assume a quota share percentage of a block of annuity policies. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

On December 31, 2023 USALSC entered into an agreement with Lewer Life Insurance LLIC to assume a block of life and annuity policies.

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

On December 31, 2023, DCLIC was merged into its parent company, USALSC.

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

The recognition of credit losses on debt securities is dependent on the facts and circumstances related to the specific security. If we determine a credit loss exists, the difference between amortized cost and fair value is recognized in the consolidated statements of comprehensive income (loss).  Our membership in the Federal Home Loan Bank (“FHLB”) provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery.

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

Limited partnership interests consists of an investment in Mutual Capital Investment Fund. Limited partnerships interests are carried at net asset value.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the years ended December 31, 2023 and 2022 are summarized in the table below.

	Years Ended December 31,
	2023	2022
Income:
Premium income	$13,131,574	$12,815,238
Net investment income	6,412,669	4,798,199
Net investment gains (losses)	1,016,561	(1,925,086)
Other income	353,254	317,502
Total income	20,914,058	16,005,853

Our 2023 total income increased to $20,914,058, an increase of $4,908,205 or 31% from the 2022 total income of $16,005,853. The increase is driven by net investment gains, net investment income, and by increases in our premium income.  The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income.

The following graph summarizes our five-year trend of total income:

Premium income: Premium income for 2023 was $13,131,574 compared to $12,815,238 in 2022, an increase of $316,336 or 2%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the years ended December 31, 2023 and 2022 are summarized in the following table.

	Years Ended December 31,
	2023	2022

Direct	$9,988,176	$9,629,831
Assumed	4,543,477	4,400,339
Ceded	(1,400,079)	(1,214,932)
Total	$13,131,574	$12,815,238

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022

Fixed maturities	$4,712,515	$2,159,129
Mortgages	1,678,623	758,362
Equity securities	686,999	669,721
Funds withheld	-	1,581,453
Other invested assets	218,784	47,241
Cash and cash equivalents	129,188	47,285
	7,426,109	5,263,191
Less investment expenses	(1,013,440)	(464,992)
	$6,412,669	$4,798,199

Net investment income for 2023 was $6,412,669, compared to $4,798,199 in 2022, an increase of $1,614,470 or 34%. This increase in investment income is a result of improved yields. We converted our funds withheld asset to funds paid in the fourth quarter of 2022 and those assets transferred at fair value. Due to the increase in interest rates, this resulted in a temporary loss being reflected in our funds withheld income. While these assets are classified as available for sale, we anticipate holding them to maturity.  This will result in the recognition of income over the life of those assets as they amortize to par value.

Net investment gains (losses): Net investment gains for 2023 were $1,016,561, compared to losses of $1,925,086 for 2022, an increase of $2,941,647. The net investment gains are attributable to increases in the value of our equity securities and derivatives driven by market volatility and required by accounting standards to be included in our calculation of net income. Net investment gains for 2023 were comprised of $1,711,411 of unrealized gains in our equity portfolio, unrealized losses on derivative assets of $65,978 and realized losses of $628,872. Net investment losses for 2022 were comprised of $1,638,847 of unrealized losses in our equity portfolio, unrealized losses of $177,596 on our funds withheld asset, and realized losses of $108,643. Realized gains and losses related to the sale of securities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
	2023	2022
Gross gains	$14,399	$24,720
Gross losses	(772,000)	(133,363)
Realized gains (losses)	$(757,601)	$(108,643)

Mortgage loans on real estate	128,729	-
Decrease in allowance for credit losses	$128,729	$-

Other income: Other income for the year ended December 31, 2023 was $353,254 compared to $317,502 in 2022, an increase of $35,752.

Expenses. Expenses for the year ended December 31, 2023 and 2022 are summarized in the table below.

	Years Ended December 31,
	2023	2022
Expenses:
Death claims	$3,432,119	$2,994,386
Policyholder benefits	6,342,303	6,553,901
Increase in policyholder reserves	4,589,538	4,207,703
Commissions, net of deferrals	837,560	777,162
Amortization of deferred acquisition costs	1,407,503	1,205,554
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,627,644	1,465,259
Other operating expenses	1,959,242	2,014,953
Total expense	$20,288,329	$19,311,338

The following chart and graph summarizes our five-year expense trend:

	Increase in	Other			% of Operating
	Policyholder	Policy-related	Operating	Total	Expense to
Year	Reserves	Expenses	Expenses	Expenses	Total Expense
2019	2,599,575	6,737,672	2,460,989	11,798,236	21%
2020	3,359,609	8,964,121	3,649,000	15,972,730	23%
2021	4,063,488	10,627,532	3,244,412	17,935,432	18%
2022	4,207,703	11,623,423	3,480,212	19,311,338	18%
2023	4,589,538	12,111,905	3,586,886	20,288,329	18%

Increases in policyholder reserves represents funds that we maintain and invest for the future benefit of our policyholders. Other policy-related expenses represent the other expenses associated with fulfilling our obligations to our policyholders and producers. Operating expenses represent the costs to operate the company and consists of salaries and benefits and other operating expenses.

Death claims: Death benefits were $3,432,119 in the year ended December 31, 2023 compared to $2,994,386 for 2022, an increase of $437,733 or 15%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $6,342,303 in the year ended December 31, 2023 compared to $6,553,901 in 2022, a decrease of $211,598 or 3%. The primary driver of this decrease is surrender charge income on our assumed annuities. Surrender charge income reduces policyholder benefits.

Increase in policyholder reserves: Policyholder reserves increased $4,589,538 in the year ended December 31, 2023, compared to $4,207,703 in 2022, an increase of $381,835 or 9%. The growth in reserves is the result of increased pre-need in-force policies.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $837,560 in the year ended December 31, 2023, compared to $777,162 in 2022, an increase of $60,398 or 8%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $1,407,503 in the year ended December 31, 2023, compared to $1,205,554 in 2022, an increase of $201,949 or 17%. The increase is driven by normal adjustments to DAC amortization which occur over the life of a policy.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $92,420 in the years ended December 31, 2023 and 2022, respectively.  VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $1,627,644 for the year ended December 31, 2023, compared to $1,465,259 in 2022, an increase of $162,385 or 11%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $1,959,242 in the year ended December 31, 2023, compared to $2,014,953 in 2022, a decrease of $55,711 or 3%. The decrease is driven by decreased marketing and building related expenses.

Federal income tax benefit: In the year ended December 31, 2023, the Company recognized a deferred income tax benefit of $852,347. In the year ended December 31, 2022, the Company recognized a deferred income tax benefit of $149,000.  These benefits are the result of changes in the deferred tax asset and deferred tax asset valuation allowance.

Net Income (loss): Our net income was $1,478,076 in the year ended December 31, 2023 compared to net loss of $3,156,485 in 2022, an increase of $4,634,561. Our net income per share was $0.19 compared to net loss per share of $0.41 in 2022, basic and diluted.

The following graph illustrates our five-year trend of net income (loss) per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $126,084,636 as of December 31, 2023, an increase of $7,642,044 or 6% from December 31, 2022 assets of $118,298,297. This is primarily the result of an increase in fixed maturity securities and cash and cash equivalents.

Available for sale fixed maturity securities: As of December 31, 2023, we had available for sale fixed maturity assets of $74,509,520, an increase of $9,193,442 or 14% from the December 31, 2022 balance of $65,316,077. The increase is driven by new purchases and increased market value.

Equity securities, at fair value: As of December 31, 2023, we had equity assets of $3,585,885, a decrease of $3,809,159 or 52% from the December 31, 2022 balance of $7,395,044. This decrease is driven by the sale of equity securities.

Limited partnership interests: As of December 31, 2023, we had limited partnership interests of $389,827.  This is related to our investment in the Mutual Capital Investment Fund.  We had no such balance at December 31, 2022.

Mortgage loans on real estate: As of December 31, 2023, we had mortgage loans on real estate of $19,617,253, a decrease of $4,172,820 or 18% from the December 31, 2022 balance of $23,790,073. The decrease is the result of mortgage loan participations being paid off.

Other invested assets: As of December 31, 2023, we had other invested assets of $2,239,683, an increase of $478,906 or 27% from the December 31, 2022 balance of 1,760,777. The increase was driven by additional purchases.

Policy loans: As of December 31, 2023, our policy loans were $26,132, a decrease of $8,848 or 25% from the December 31, 2022 balance of $34,980. The decrease is a result of policy loans being repaid.

Real estate, net of depreciation: As of December 31, 2023, we had real estate assets of $1,686,668 related to our home office building, an increase of $312,952 from the December 31, 2022 balance of $1,373,716. The increase is the result of additional investments in the building.

Cash and cash equivalents: As of December 31, 2023, we had cash and cash equivalent assets of $8,982,138, an increase of $4,890,631 or 120% from the December 31, 2022 balance of $4,091,507. This increase was the result assets paying off or maturing at the end of the year.

Investment income due and accrued: As of December 31, 2023, our investment income due and accrued was $1,878,620 compared to $2,086,365 as of December 31, 2022, a decrease of $207,745 or 10%. This decrease is attributable to investment activity.

Reinsurance related assets: As of December 31, 2023, our reinsurance related assets were $1,039,274 compared to $125,549 as of December 31, 2022, an increase of $913,725. This increase is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of December 31, 2023, our deferred acquisition costs were $4,751,497 compared to $5,629,002 as of December 31, 2022, a decrease of $877,505 or 16%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of December 31, 2023 our value of business acquired asset was $2,425,973 compared to $2,518,393 as of December 31, 2022, a decrease of $92,420 or 4%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of December 31, 2023 our property, equipment and software assets were $138,256, an increase of $5,781 from the December 31, 2022 balance of $132,475. This increase is the result of the purchase of computers in 2023.

Goodwill: As of December 31, 2023 and December 31, 2022, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,888,907 as of December 31, 2023. The Company had a net deferred tax asset of $3,294,522 as of December 31, 2022 and the resulting change in deferred tax asset was recorded as a deferred tax benefit and as a decrease in other comprehensive income.

Other assets: As of December 31, 2023, our other assets were $500,630, an increase of $28,355 or 6% from the December 31, 2022 balance of $472,275. This increase is the result of normal business activity.

Liabilities. Our total liabilities were $115,753,559 as of December 31, 2023, an increase of $5,380,361 or 5% from our December 31, 2022 liabilities of $110,373,198. This increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of December 31, 2023 were $112,563,626 compared to $108,737,803 as of December 31, 2022, an increase of $3,825,823 or 4%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of December 31, 2023, our accounts payable and accrued expenses were $2,053,363 compared to $593,100 as of December 31, 2022, an increase of $1,460,263 or 246%. The increase is reinsurance settlement payables and investment fees payable.

Federal Home Loan Bank advance: As of December 31, 2023 and 2022, respectively, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of December 31, 2023, we had other liabilities of $136,570 compared to $42,295 as of December 31, 2022, an increase of $94,275 or 223%.  The increase is the result of normal business activity.

Shareholders’ Equity. Our shareholders’ equity was $10,331,077 as of December 31, 2023, an increase of $2,261,683 or 28% from our December 31, 2022 shareholders’ equity of $8,069,394. The increase in shareholders’ equity was driven by our net income and by a reduction in other comprehensive loss.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$724,668	0.7%	$1,025,087	1.0%
Corporate bonds	17,813,362	16.0%	15,869,078	15.3%
Municipal bonds	5,636,093	5.1%	5,420,409	5.2%
Redeemable preferred stocks	3,305,569	3.0%	3,355,615	3.2%
Term Loans	17,052,420	15.4%	18,149,718	17.6%
Mortgage backed and asset backed securities	29,977,408	27.0%	21,496,170	20.9%
Total fixed maturities	74,509,520	67.1%	65,316,077	63.1%
Mortgage loans	19,617,253	17.7%	23,790,073	22.9%
Other invested assets	2,239,683	2.0%	1,760,777	1.7%
Limited partnership interests	389,827	0.4%	-	0.0%
Equities:
Common stock	2,116,356	1.9%	6,024,224	5.8%
Preferred stock	1,469,529	1.3%	1,370,820	1.3%
Total equities	3,585,885	3.2%	7,395,044	7.1%
Real estate, net of depreciation	1,686,668	1.5%	1,373,716	1.3%
Cash and cash equivalents	8,982,138	8.1%	4,091,507	3.9%
Total	$111,010,974	100.0%	$103,727,194	100.0%

The total value of our investments and cash and cash equivalents increased to $111,010,974 as of December 31, 2023 from $103,727,194 at December 31, 2022, an increase of $7,283,780 or 7%. Increases in investments are primarily attributable to premium income and an increase in the market value of our fixed maturity securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total

AAA and U.S. Government	$4,259,281	5.7%	$3,068,529	4.7%
AA	11,274,407	15.1%	11,582,642	17.7%
A	18,479,331	24.8%	17,142,623	26.2%
BBB	33,714,311	45.3%	27,520,644	42.1%
BB	3,033,357	4.1%	2,456,185	3.8%
Not Rated - Private Placement	3,748,833	5.0%	3,545,454	5.5%
Total	$74,509,520	100.0%	$65,316,077	100.0%

The amortized cost and fair value of debt securities as of December 31, 2023 and 2022, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$152,840	$147,835	$442,846	$450,461
After one year through five years	16,397,124	16,461,777	17,048,721	17,035,270
After five years through ten years	6,371,607	6,112,389	5,498,364	5,340,498
More than 10 years	21,488,624	18,504,542	21,337,372	17,638,063
Redeemable preferred stocks	3,622,572	3,305,569	3,875,526	3,355,615
Mortgage backed and asset backed securities	30,621,025	29,977,408	22,412,895	21,496,170
Total amortized cost and fair value	$78,653,792	$74,509,520	$70,615,724	$65,316,077

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

Liquidity and Capital Resources

The impact of COVID-19 on the Company is evolving, and its future effects are not yet quantified. The Company continues to monitor the effects and risks of COVID-19 to assess its impact on the Company's business, sales, financial condition, results of operations, liquidity and capital position. Death claims have increased 15% from the prior year, but it is currently impossible to quantify the amount of such increase that can be attributed to COVID-19 deaths and deaths not directly attributable to COVID-19.

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

Net cash provided by operating activities was $7,441,585 for the year ended December 31, 2023. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $1,382,395. The primary source of cash was proceeds of fixed maturity, mortgage, and equity investments sales and repayments. Cash used by financing activities was $3,933,349. The primary uses of cash were withdrawals on deposit-type contracts.

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

	Cash Flow	Net Cash Flow	Cash Flow
	From	From Deposit	from Insurance
Year	Operations	Type Contracts	Activities
2019	$2,270,041	$2,176,602	$4,446,643
2020	$2,099,401	$4,592,576	$6,691,977
2021	$3,411,873	$2,050,078	$5,461,951
2022	$4,787,903	$2,145,995	$6,933,898
2023	$7,441,585	$(3,942,581)	$3,499,004

The following chart and graph illustrate our five-year trend of cash flow from insurance activities:

At December 31, 2023, we had cash and cash equivalents totaling $8,962,138. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

Crowe LLP ("Crowe") served as the Company's auditor for the year end December 31, 2023.  Kerber, Eck, Braeckel LLP ("KEB") served as the Company's auditor for the year ended December 31, 2022.  The reports of KEB on the Company's consolidated financial statements as of and for the year end December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

KEB resigned as the Company's auditor in September 2023.  The audit committee of the Company completed a competitive search and selected Crowe LLP to serve as the Company's independent registered public accounting firm for the year ended December 31, 2023 with such engagement to begin immediately.

During the year ended December 31, 2022, the Company did not consult with Crowe regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K under the Securities Act.

There are not and have not been any disagreements between USAC and its auditors, Crowe, LLP and Kerber, Eck, and Braeckel LLP on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company’s system is designed to provide reasonable assurance to management and our Board of Directors regarding preparation of reliable published financial statements and safeguarding of our assets.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Intergrated Framework (2013).

There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.

This annual report does not include an audit attestation report from our registered public accounting firm on the Company’s internal control over financial reporting.   Management's report was not subject to attestation by our independent registered public accounting firm due to the rules of the SEC for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, none our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2024 annual stockholders’ meeting (“2024 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2024 Proxy Statement and is incorporated herein by reference.

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

2.4**	Articles of Merger dated December 29, 2023 merging Dakota Capital Life Insurance Company with and into US Alliance Life and Security Company

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

10.18**	Life Insurance and Annuity Reinsurance and Administration Agreement dated December 31, 2023 between US Alliance Life and Security Company and Lewer Life Insurance LLIC

21.1**	List of Subsidiaries

24.1	Power of Attorney (contained in the signature page herein)

31.1**	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation

101.DEF***	Inline XBRL Taxonomy Extension Definition

101.LAB***	Inline XBRL Taxonomy Extension Labels

101.PRE***	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

US ALLIANCE CORPORATION
(Registrant)

Date: April 1, 2024	By:	/s/ Jack H. Brier
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 1, 2024.

Signature	Title

/S/ Jack H. Brier	President and Chairman
Jack H. Brier

/S/ Jeff Brown	Vice-President, Principal Financial Officer and Treasurer
Jeff Brown

/S/ Jim Poolman	Director
Jim Poolman

/S/ John Helms	Director
John Helms

/S/ William Graves	Director
William Graves

/S/ Jennifer Schmidt	Director
Jennifer Schmidt

US Alliance Corporation

Consolidated Financial Statements

December 31, 2023 and 2022

(With Independent Auditor’s Report Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of US Alliance Corporation

Topeka, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of US Alliance Corporation (the "Company") as of December 31, 2023, the related consolidated statement of comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Level 3 Investments – Refer to Notes 1 and 4 to the Financial Statements

Investments in certain fixed maturity securities and other invested assets classified as available-for-sale are reported in the financial statements.  These investments are classified under Level 3 in the fair value hierarchy and their fair values are based on unobservable inputs that reflect management’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Management utilized a third-party pricing service in developing their fair value estimates. These Level 3 investments had an estimated fair value of $19,949,203, as of December 31, 2023. We considered the fair value of Level 3 fixed maturity securities and other invested assets as a critical audit matter because of the unobservable inputs used by management to estimate fair value and the high degree of measurement uncertainty.  Auditing these inputs required especially subjective judgment and the audit effort was extensive, including the use of our fair value specialist to assist in fully evaluating the inputs.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the valuation of Level 3 fixed maturity securities and other invested assets determined using discounted cash flow techniques included, among others, the following:

• We tested the accuracy and completeness of relevant security attributes, including structure, maturity dates and interest rates, used in the determination of Level 3 fair values.

• With the involvement of our fair value specialists, we developed independent fair value estimates for a sample of securities and compared our estimates to the Company’s estimates and evaluated differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

Valuation of Reserves for Deposit Type Contracts and Policyholder Benefit Liabilities and Amortization of Deferred Acquisition Costs – Refer to Note 1 to the Financial Statements

The Company’s management sets assumptions in (1) recording the reserves for deposit type contracts and policyholder benefit liabilities and (2) determining amortization of deferred acquisition costs. The most significant assumptions include mortality and morbidity. These assumptions are determined based upon published mortality tables, adjusted for changes in experience. We considered auditing these assumptions as a critical audit matter because of the inherent uncertainty of these significant assumptions and auditing the development of these assumptions involved especially subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to management’s judgments regarding the assumptions used in the development of the reserves for deposit type contracts and policyholder benefit liabilities and the amortization of deferred acquisition costs included the following, among others:

• We tested the underlying data used in the development of the assumptions as well as in the determination of the reserves for deposit type contracts and policyholder benefit liabilities and the amortization of deferred acquisition costs.

• We evaluated management’s selected actuarial assumptions, including testing the accuracy and completeness of the supporting experience studies.

• With the assistance of our actuarial specialists, we evaluated management’s judgments regarding the assumptions used in the development of reserves for deposit type contracts and policyholder benefit liabilities and the amortization of deferred acquisition costs.

• We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

    /s/ Crowe LLP

We have served as the Company's auditor since 2023.

Dallas, Texas

April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of US Alliance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation and Subsidiaries (the Company) as of December 31, 2022 and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

   /s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

April 1, 2024

US Alliance Corporation

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $78,653,792 and $70,615,724 as of December 31, 2023 and December 31, 2022, respectively)	$74,509,520	$65,316,077
Equity securities, at fair value	3,585,885	7,395,044
Limited partnership interests	389,827	-
Mortgage loans on real estate (net of allowance for credit losses of $21,644 as of December 31, 2023)	19,617,253	23,790,073
Other invested assets	2,239,683	1,760,777
Policy loans	26,132	34,980
Real estate, net of depreciation	1,686,668	1,373,716
Total investments	102,054,968	99,670,667

Cash and cash equivalents	8,982,138	4,091,507
Investment income due and accrued	1,878,620	2,086,365
Reinsurance related assets	1,039,274	125,549
Deferred acquisition costs, net	4,751,497	5,629,002
Value of business acquired, net	2,425,973	2,518,393
Property, equipment and software, net	138,256	132,475
Goodwill	277,542	277,542
Federal and state income tax receivable	146,831	144,295
Deferred tax asset, net of valuation allowance	3,888,907	3,294,522
Other assets	500,630	472,275
Total assets	$126,084,636	$118,442,592

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$78,063,888	$79,035,350
Policyholder benefit reserves	34,233,185	29,411,984
Dividend accumulation	114,842	121,687
Advance premiums	151,711	168,782
Total policy liabilities	112,563,626	108,737,803

Accounts payable and accrued expenses	2,053,363	593,100
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	136,570	42,295
Total liabilities	115,753,559	110,373,198

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,746,922 shares as of December 31, 2023 and December 31, 2022	774,893	774,693
Additional paid-in capital	22,964,490	22,955,458
Accumulated deficit	(10,491,934)	(11,819,637)
Accumulated other comprehensive loss	(2,916,372)	(3,841,120)
Total shareholders' equity	10,331,077	8,069,394

Total liabilities and shareholders' equity	$126,084,636	$118,442,592

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022
Income:
Premium income	$13,131,574	$12,815,238
Net investment income	6,412,669	4,798,199
Net investment gains (losses)	1,016,561	(1,925,086)
Other income	353,254	317,502
Total income	20,914,058	16,005,853

Expenses:
Death claims	3,432,119	2,994,386
Policyholder benefits	6,342,303	6,553,901
Increase in policyholder reserves	4,589,538	4,207,703
Commissions, net of deferrals	837,560	777,162
Amortization of deferred acquisition costs	1,407,503	1,205,554
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,627,644	1,465,259
Other operating expenses	1,959,242	2,014,953
Total expense	20,288,329	19,311,338

Net income (loss)	$625,729	$(3,305,485)

Federal income tax benefit	852,347	149,000
Total federal income tax benefit	852,347	149,000

Net Income (loss)	$1,478,076	$(3,156,485)

Net income (loss) per common share, basic and diluted	$0.19	$(0.41)

Unrealized net holding gains (losses) arising during the period, net of tax of (expense) benefit of $(257,962) and $1,679,938 in 2023 and 2022, respectively	924,225	(6,385,127)
Reclassification adjustment for losses included in net income (loss)	523	22,277

Other comprehensive income (loss)	924,748	(6,362,850)

Comprehensive income (loss)	$2,402,824	$(9,519,335)

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2023 and 2022

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2021	7,745,404	$774,541	$22,948,637	$2,521,730	$(8,663,152)	$17,581,756
Common stock issued, $7 per share	1,518	152	10,474	-	-	10,626
Costs associated with common stock issued	-	-	(3,653)	-	-	(3,653)
Other comprehensive loss	-	-	-	(6,362,850)	-	(6,362,850)
Net loss	-	-	-	-	(3,156,485)	(3,156,485)
Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Common stock issued, $7 per share	2,000	200	13,800	-	-	14,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive income	-	-	-	924,748	-	924,748
Cumulative effect of changes in accounting principal	-	-	-	-	(150,373)	(150,373)
Net income	-	-	-	-	1,478,076	1,478,076
Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash Flows from operating activities:
Net income (loss)	$1,478,076	$(3,156,485)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,107	46,133
Net (gains) losses realized on the sale of securities and net credit losses recognized in operations	628,872	108,643
Unrealized (gains) losses on equity securities	(1,711,411)	1,638,847
Change in fair value of embedded derivative	65,978	177,596
(Accretion) amortization of investment securities, net	(302,156)	(55,431)
Deferred acquisition costs capitalized	(529,998)	(479,681)
Deferred acquisition costs amortized	1,407,503	1,205,554
Value of business acquired amortized	92,420	92,420
Interest credited on deposit type contracts	1,778,460	1,597,392
(Increase) decrease in operating assets:
Change in funds withheld	-	(656,085)
Investment income due and accrued	207,745	(176,441)
Reinsurance related assets	(847,747)	720,784
Deferred tax assets, net of valuation allowance	(852,347)	(53,817)
Other assets	(28,355)	328,735
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	4,597,352	4,207,406
Dividend accumulation	(6,845)	3,425
Advance premiums	(17,071)	32,553
Other liabilities	275	(144,776)
Accounts payable and accrued expenses	1,457,727	(648,869)
Net cash provided by operating activities	7,441,585	4,787,903

Cash Flows from investing activities:
Purchase of fixed income investments	(12,940,382)	(10,865,054)
Purchase of equity investments	(627,591)	(1,415,492)
Purchase of mortgage investments	(6,615,666)	(8,295,919)
Purchase of other invested assets	(898,961)	(156,009)
Proceeds from fixed income sales and repayments	4,995,304	4,962,353
Proceeds from equity sales	4,763,365	1,167,810
Proceeds from mortgage repayments	11,112,833	3,748,177
Proceeds from other invested assets	547,952	-
Transfers from (to) funds withheld	-	967,462
Interest on policy loans	-	683
Increase in policy loans	8,848	137,678
Assumed reinsurance from Lewer	1,416,508	-
Purchase of property, equipment and software and building improvements	(379,815)	(56,401)
Net cash provided by (used in) investing activities	1,382,395	(9,804,712)

Cash Flows from financing activities:
Receipts on deposit-type contracts	4,383,636	5,389,262
Withdrawals on deposit-type contracts	(8,326,217)	(3,243,267)
Repayment of FHLB advance	-	(1,000,000)
Proceeds received from issuance of common stock, net of costs of issuance	9,232	6,973
Net cash provided by (used in) financing activities	(3,933,349)	1,152,968

Net increase (decrease) in cash and cash equivalents	4,890,631	(3,863,841)

Cash and Cash Equivalents:
Beginning	4,091,507	7,955,348
Ending	$8,982,138	$4,091,507

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022
Supplemental Disclosure of Non-Cash Information
Deposit-type contract liabilities assumed from Lewer	$1,192,659	$-
Funds withheld assumed deposits on deposit-type contracts	-	639,610
Funds withheld assumed withdrawals on deposit-type contracts	-	(915,520)
Commissions and expense allowances deducted from funds withheld	-	(908,074)
Assets transferred on settlement of funds withheld	-	45,800,032
Investment income due and accrued transferred on settlement of funds withheld	-	1,211,420
Reinsurance related assets transferred on settlement of funds withheld	-	1,049,088
Investment expenses payable transferred on settlement of funds withheld	-	(408,609)

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

Description of business: US Alliance Corporation ("USAC") was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. Our offices are located at 1303 SW First American Place, Suite 200, Topeka, Kansas 66604. Our telephone number is 785-228-0200 and our website address is www.usalliancecorporation.com.

USAC has four wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was formed June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was formed April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was formed April 23, 2012 to serve as investment manager for USAC. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”) and was merged into USALSC on December 31, 2023. US Alliance Life and Security Company - Montana (USALSC-Montana), was acquired December 14, 2018. USALSC-Montana is a wholly-owned subsidiary of USALSC. Unless the context indicates otherwise, references herein to the "Company" refer to USAC and its consolidated subsidiaries.

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

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013.  In 2023, USALSC re-domesticated to North Dakota with approval of the North Dakota Insurance Department ("NDID").

USALSC seeks opportunities to develop and market additional products.

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

Area of Operation: US Alliance Life and Security Company is authorized to operate in the states of Kansas, North Dakota, Missouri, Nebraska, Oklahoma, Wyoming, South Dakota, Montana, Kentucky, Utah, Alabama, Ohio, Mississippi, New Mexico, Texas, Arizona, Nevada, and Idaho. USALSC-Montana is authorized to operate in the state of Montana.

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

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.  If either of the criteria is met, the security's amortized cost basis is written down to fair value through income.  For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a ratings agency, and adverse conditions specifically related to the security.   If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

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

Any changes in the loan valuation allowances are reported in net realized losses on investments. The Company establishes a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value (“LTV”) ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores.

Our mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. The Company considers the following factors in determining whether or not a borrower is experiencing financial difficulty: borrower is in default; borrower has declared bankruptcy; there is growing concern about the borrower's ability to continue as a going concern; borrower has insufficient cash flows to service debt; borrower's inability to obtain funds from other sources; and there is a breach of financial covenants by the borrower.  A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance.

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

Embedded Derivatives:The Company has entered into coinsurance funds withheld arrangement which contains an embedded derivative. Under ASC 815, the Company assesses whether the embedded derivative is clearly and closely related to the host contract. The Company bifurcates embedded derivatives from the host instrument for measurement purposes when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument. The counterparty to the coinsurance arrangement is also the investment manager and manages foreign currency risk within the coinsured portfolio using derivative instruments.  In accordance with the coinsurance agreement, the counterparty allocates a proportion of the derivative activity it manages to the Company, which is settled quarterly as part of the reinsurance settlement.

Policy loans: Policy loans are stated at aggregate unpaid principal balances.

Investment Real Estate: Real estate is stated at cost, less allowances for depreciation and, as appropriate, provisions for possible losses.

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2023. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Estimated losses on reinsurance recoverable balances are calculated by quantitative analysis using a rating-based method to estimate expected credit losses for reinsurance recoverable. The analysis is based on industry historical loss experience and forecasted environmental factors management believes to be relevant, which primarily include probability of default, loss given default and exposure at default. There were no allowances as of December 31, 2023 and 2022.

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2023 and 2022, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Balance at beginning of period	$5,629,002	$6,354,875
Capitalization of commissions, sales and issue expenses	529,998	479,681
Amortization net of interest	(1,407,503)	(1,205,554)
Balance at end of period	$4,751,497	$5,629,002

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2023 and 2022 are represented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Computer	$36,822	$32,182
Furniture and equipment	154,667	158,374
Accumulated depreciation	(53,233)	(58,081)
Balance at end of period	$138,256	$132,475

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2020 through 2023.

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

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2023 and 2022.

	Year end	Year ended
	December 31,	December 31,
	2023	2022

Balance at beginning of period	$78,880,542	$75,410,339
Acquired from Lewer Companies	1,192,659	-
Deposits received	4,373,807	5,948,185
Interest credited	1,775,438	1,590,654
Withdrawals	(8,293,629)	(4,068,636)
Balance at end of period	$77,928,817	$78,880,542

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2023 and 2022.

	Year end	Year ended
	December 31,	December 31,
	2023	2022

Balance at beginning of period	$154,808	$157,534
Deposits received	9,829	80,687
Interest credited	3,022	6,738
Withdrawals	(32,588)	(90,151)
Balance at end of period	$135,071	$154,808

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

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2023 and 2022 is $152,739 and $131,489 and is included as a part of policyholder benefit reserves.

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

Common stock and earnings (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2023 and 2022 the company had 7,748,922 and 7,746,922 common shares issued and outstanding, respectively.

Earnings per share attributable to the Company’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2023 and 2022 were 7,747,618 and 7,746,318 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net gain (loss) per common share is the same for the years ended December 31, 2023 and 2022.

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

- Regulatory Factors:

The insurance laws North Dakota, Montana, and our other authorized states give insurance regulators broad regulatory authority, including powers to (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

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

- Reinsurance:

In order to manage the risk of financial exposure to adverse underwriting results, the Company reinsures a portion of its individual and group life risks with other insurance companies. The Company retains $35,000 on its Whole Life products and $25,000 on its term life products. The Company also reinsures 100% of the risk on its individual accidental death benefit rider. The Company retains 25% of the risk for each covered life on its group life product to a maximum of $100,000 on any individual person. The Company retains 25% of the risk for each covered life on its group accidental death and dismemberment product to a maximum of $25,000 on any individual person. The Company also has catastrophic reinsurance coverage to protect against three or more group life deaths resulting from a single event. The Company also reinsures 90% of the risk on its group disability products. The Company reinsurers 66% of the risk on its critical illness product. Optimum Re Insurance Company (a subsidiary of Optimum Group), General Reinsurance Corporation (a subsidiary of Berkshire Hathaway), Reliance Standard Life Insurance Company (a subsidiary of Tokio Marine Holdings), Hartford Life and Accident Company, and Unified Life Insurance Company provide reinsurance for USALSC. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

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

New accounting standards:

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments.  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans and reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

The updated guidance was effective for reporting periods beginning after December 15, 2019.  Early adoption was permitted for reporting periods beginning after December 15, 2018.  The Company qualified as an emerging growth company prior to December 31, 2022 and as such, had elected to defer implementation of this standard to fiscal years beginning after December 15, 2022. The adoption of this guidance is reflected in the Consolidated Statements of Changes in Shareholders Equity and was not material.  The following table shows the adjustment to shareholders equity as a result of this change:

Beginning accumulated deficit	$ (11,819,637)
Cumulative adjustment for change in accounting principle	(150,373)
Adjusted beginning accumulated deficit	$ (11,970,010)

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

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early adoption was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with Accounting Standards Update 2018-12 before the delayed effective date. Without the amendments in this Update, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity's future cash flows, this reclassification may not be useful to users of financial information. The amendments in this guidance are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for annual periods beginning January 1, 2026 (this is public company date, you are an SRC), to be applied prospectively with an option for retrospective application (with early adoption permitted). The adoption of ASU 2023-09 will modify our disclosures but will not have an impact on our financial position or results of operations.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of December 31 is as follows:

	December 31, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$790,976	$-	$(66,308)	$724,668
Corporate bonds	20,234,444	95,085	(2,516,167)	17,813,362
Municipal bonds	6,207,596	4,044	(575,547)	5,636,093
Redeemable preferred stock	3,622,572	1,699	(318,702)	3,305,569
Term loans	17,177,179	162,011	(286,770)	17,052,420
Mortgage backed and asset backed securities	30,621,025	520,599	(1,164,216)	29,977,408
Total available for sale	$78,653,792	$783,438	$(4,927,710)	$74,509,520

	December 31, 2022
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$993,805	$36,313	$(5,031)	$1,025,087
Corporate bonds	19,018,738	722	(3,150,382)	15,869,078
Municipal bonds	6,228,636	-	(808,227)	5,420,409
Redeemable preferred stock	3,875,526	-	(519,911)	3,355,615
Term loans	18,086,124	209,989	(146,395)	18,149,718
Mortgage backed and asset backed securities	22,412,895	157,795	(1,074,520)	21,496,170
Total available for sale	$70,615,724	$404,819	$(5,704,466)	$65,316,077

The amortized cost and fair value of debt securities as of December 31, 2023 and 2022, by contractual maturity, is as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$152,840	$147,835	$442,846	$450,461
After one year through five years	16,397,124	16,461,777	17,048,721	17,035,270
After five years through ten years	6,371,607	6,112,389	5,498,364	5,340,498
More than 10 years	21,488,624	18,504,542	21,337,372	17,638,063
Redeemable preferred stocks	3,622,572	3,305,569	3,875,526	3,355,615
Mortgage backed and asset backed securities	30,621,025	29,977,408	22,412,895	21,496,170
Total amortized cost and fair value	$78,653,792	$74,509,520	$70,615,724	$65,316,077

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns in 2023 and 2022 were $21,419,454 and $9,878,340, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Years Ended December 31,
	2023	2022
Gross gains	$14,399	$24,720
Gross losses	(772,000)	(133,363)
Realized gains (losses)	$(757,601)	$(108,643)

Mortgage loans on real estate	128,729	-
Decrease in allowance for credit losses	$128,729	$-

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2023
Available for sale:
Fixed maturities:
US Treasury securities	$724,668	$(66,308)	$-	$-	$724,668	$(66,308)
Corporate bonds	262,673	(863)	15,653,914	(2,515,304)	15,916,587	(2,516,167)
Municipal bonds	523,744	(4,792)	4,825,568	(570,755)	5,349,312	(575,547)
Redeemable preferred stock	-	-	3,182,131	(318,702)	3,182,131	(318,702)
Term loans	3,739,859	(174,955)	3,534,621	(111,815)	7,274,480	(286,770)
Mortgage backed and asset backed securities	9,549,515	(219,946)	6,228,220	(944,270)	15,777,735	(1,164,216)
Total fixed maturities	$14,800,459	$(466,864)	$33,424,454	$(4,460,846)	$48,224,913	$(4,927,710)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2022
Available for sale:
Fixed maturities:
US Treasury securities	$398,375	$(5,031)	$-	$-	$398,375	$(5,031)
Corporate bonds	12,378,486	(1,883,706)	3,206,913	(1,266,676)	15,585,399	(3,150,382)
Municipal bonds	4,711,896	(587,053)	708,514	(221,174)	5,420,410	(808,227)
Redeemable preferred stock	2,384,771	(363,193)	970,844	(156,718)	3,355,615	(519,911)
Term loans	6,309,005	(146,395)	-	-	6,309,005	(146,395)
Mortgage backed and asset backed securities	10,358,560	(458,754)	3,281,132	(615,766)	13,639,692	(1,074,520)
Total fixed maturities	$36,541,093	$(3,444,132)	$8,167,402	$(2,260,334)	$44,708,495	$(5,704,466)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of December 31, 2023 was 217, which represented an unrealized loss of $4,927,710 of the aggregate carrying value of those securities. The 217 securities breakdown as follows: 128 bonds, 70 mortgage and asset backed securities, 10 term loans, and 9 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31, 2023	December 31, 2022
Commercial mortgage loans by property type
Condominium	$377,621	$1,696,975
Land	-	1,902,277
Multi-property	8,923,604	9,539,738
Multi-family	2,855,008	5,016,424
Industrial	1,000,000	-
Retail/Office	6,482,664	5,634,659
Total commercial mortgages	$19,638,897	$23,790,073
Allowance for credit losses	(21,644)	-
Carrying value	$19,617,253	$23,790,073

The Company’s mortgage loans by loan-to-value ratio as of December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31, 2023	December 31, 2022
Loan to value ratio
Over 70 to 80%	$7,123,604	$8,219,763
Over 60 to 70%	3,137,953	5,196,975
Over 50 to 60%	2,322,273	4,682,750
Over 40 to 50%	2,327,436	3,235,951
Over 30 to 40%	377,621	-
Over 20 to 30%	2,689,619	1,319,975
Over 10 to 20%	1,660,391	1,134,659
Total	$19,638,897	$23,790,073

Allowance for credit losses	(21,644)	-
Carrying value	$19,617,253	$23,790,073

The Company’s mortgage loans by maturity date as of December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31, 2023	December 31, 2022
Maturity Date
One year or less	$14,599,568	$15,354,542
After one year through five years	5,039,329	8,435,531
Total	$19,638,897	$23,790,073

Allowance for credit losses	(21,644)	-
Carrying value	$19,617,253	$23,790,073

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

The Company individually evaluates its commercial mortgage loan portfolio for the establishment of a specific loan loss allowance.   A mortgage loan requires a specific allowance when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan requires an allowance, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had no mortgage loans that were on non-accrued status as of December 31, 2023 and December 31, 2022.  The were no mortgage loans delinquent on payments due to the Company as of December 31, 2023 and December 31, 2022.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the years ended December 31, 2023 and December 31, 2022.

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

The following table presents a roll-forward of our specific and general valuation allowances for our commercial mortgage loan portfolio:

	Year Ended December 31, 2023

	Specific Allowance	General Allowance
Beginning allowance balance	$-	$-
Cumulative adjustment for changes in accounting principals	-	150,373
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	-	(128,729)
Ending Allowance	$-	$21,644

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.  The change in provision for credit losses is recorded in net investment gains (losses).

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the years ended December 31, 2023 and 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022

Fixed maturities	$4,712,515	$2,159,129
Mortgages	1,678,623	758,362
Equity securities	686,999	669,721
Funds withheld	-	1,581,453
Other invested assets	218,784	47,241
Cash and cash equivalents	129,188	47,285
	7,426,109	5,263,191
Less investment expenses	(1,013,440)	(464,992)
	$6,412,669	$4,798,199

Net Investment Gains (losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the year ended December 31, 2023, net investment gains is comprised of $1,711,411 of unrealized gains on our equity portfolio, net realized losses of $757,601, a gain on the reduction in allowance for credit losses of $128,729, and a loss on the change in the fair value of our embedded derivatives of $65,978. For the year ended December 31, 2022, net investment losses is comprised of $1,638,847 of unrealized losses on our equity portfolio, net realized losses of $108,643, and a loss on the change in the fair value of our embedded derivative of $177,596.

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

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	December 31, 2023		December 31, 2022
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$673,681	-	$724,998	$-	Reinsurance related assets

US Alliance Corporation

Notes to Consolidated Financial Statements

Note3.	Derivative Instruments (continued)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss):

	Year Ending	Year Ending	Balance
	December 31, 2023	December 31, 2022	Reported In
Derivatives:
Embedded derivatives:
Change in funds withheld embedded derivative	$-	$(544,768)	Net investment gains (losses)
Change in reinsurance contract allocated hedge	$(65,978)	$367,172	Net investment gains (losses)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of embedded derivatives associated with the reinsurance treaty is determined upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld asset with an adjustment for a credit valuation adjustment. Additionally, the fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the years ended December 31, 2023 and December 31, 2022.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$724,668	$724,668	$-	$-
Corporate bonds	17,813,362	-	17,643,762	169,600
Municipal bonds	5,636,093	-	5,636,093	-
Redeemable preferred stock	3,305,569	-	3,305,569	-
Term loans	17,052,420	-	-	17,052,420
Mortgage backed and asset backed securities	29,977,408	-	29,489,908	487,500
Total fixed maturities	74,509,520	724,668	56,075,332	17,709,520
Equities:
Common stock	2,116,356	2,017,756	98,600	-
Preferred stock	1,469,529	-	1,469,529	-
Total equities	3,585,885	2,017,756	1,568,129	-
Other invested assets	2,239,683	-	-	2,239,683
Reinsurance contract allocated hedge	673,681	-	-	673,681
Limited partnership interests	389,827	-	-	389,827
Total	$81,398,596	$2,742,424	$57,643,461	$21,012,711

	December 31, 2022
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$1,025,087	$1,025,087	$-	$-
Corporate bonds	15,869,078	-	15,687,478	181,600
Municipal bonds	5,420,409	-	5,420,409	-
Redeemable preferred stock	3,355,615	-	3,355,615	-
Term loans	18,149,718	-	-	18,149,718
Mortgage backed and asset backed securities	21,496,170	-	21,099,920	396,250
Total fixed maturities	65,316,077	1,025,087	45,563,422	18,727,568
Equities:
Common stock	6,024,224	5,929,624	94,600	-
Preferred stock	1,370,820	-	1,370,820	-
Total equities	7,395,044	5,929,624	1,465,420	-
Other invested assets	1,760,777	-	-	1,760,777
Reinsurance contract allocated hedge	724,998	-	-	724,998
Total	$75,196,896	$6,954,711	$47,028,842	$21,213,343

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Year Ended December 31, 2023	Corporate	Backed	Term	Invested
	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$181,600	$396,250	$18,149,718	$1,760,777
Principal payment	(12,000)	-	(2,278,802)	(547,952)
Acquisition	-	-	1,233,677	898,961
Investment related gains (losses)	-	91,250	(52,173)	127,897
Fair value, end of period	$169,600	$487,500	$17,052,420	$2,239,683

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

Mortgage loans on real estate:  Mortgage loans are carried at their unpaid principal value as that is considered the fair market values for these loans.  The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using competitive market interest rates currently being offered for similar loans.  The inputs utilized to determine fair value of all mortgage loans are unobservable market data (competitive market interest rates); therefore, fair value of mortgage loans falls into Level 3 in the fair value hierarchy.

Limited partnership interests: Limited partnership interests are carried at net asset value which approximates fair value.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at December 31 are as follows:

	December 31, 2023

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$8,982,138	$8,982,138	$8,982,138	$-	$-
Mortgage loans on real estate	19,617,253	19,617,253	-	-	19,617,253
Limited partnership interests	389,827	389,827	-	-	389,827
Investment income due and accrued	1,878,620	1,878,620	-	-	1,878,620
Reinsurance contract allocated hedge	673,681	673,681	-	-	673,681
Policy loans	26,132	26,132	-	-	26,132
Total Financial Assets (excluding available for sale investments)	$31,567,651	$31,567,651	$8,982,138	$-	$22,585,513

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,063,888	67,401,118	-	-	67,401,118
Total Financial Liabilities	$79,063,888	$68,401,118	$-	$-	$68,401,118

	December 31, 2022

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$4,091,507	$4,091,507	$4,091,507	$-	$-
Mortgage loans on real estate	23,790,073	23,790,073	-	-	23,790,073
Investment income due and accrued	2,086,365	2,086,365	-	-	2,086,365
Reinsurance contract allocated hedge	724,998	724,998	-	-	724,998
Policy loans	34,980	34,980	-	-	34,980
Total Financial Assets (excluding available for sale investments)	$30,727,923	$30,727,923	$4,091,507	$-	$26,636,416

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	79,035,350	67,741,524	-	-	67,741,524
Total Financial Liabilities	$80,035,350	$68,741,524	$-	$-	$68,741,524

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Income Tax Provision

USAC files federal income tax returns based on the type of return. USAC files a consolidated corporate federal income tax return with USAMC and USAIC. USASLC, and USALSC-MT file a consolidated life insurance federal income tax return. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2023 and 2022, respectively, is summarized as follows:

	2023	2022
Income (loss) before total federal income tax	625,729	(3,305,485)
Tax rate	21%	21%
Expected income tax expense (benefit)	131,403	(694,152)
Effect of tax-exempt income	(28,448)	(19,204)
Other	6,908	-
State income tax, net	25,749	66,793
Return-to-Provision adjustments	(89,557)	(25,529)
Prior period adjustments	2,741	13,334
Change in valuation allowance	(901,143)	509,758
Total	(852,347)	(149,000)

For the year ended December 31, 2023, the Company recognized total tax benefit of $(852,347). This benefit is comprised of current tax expense of $0 and a deferred tax benefit of $(852,347). For the year ended December 31, 2022, the Company recognized a total tax benefit of $(149,000).

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2023 and 2022 are summarized as follows:

	12/31/2023	12/31/2022
Deferred Tax Assets
Net operating and capital loss carryforwards	2,055,140	2,364,039
Unamortized start-up costs	84,402	105,502
Policyowner benefit reserves	2,353,584	2,752,406
Unrealized Losses	887,427	1,367,975
Tax DAC	903,654	824,896
Deferred tax asset valuation allowance	(341,684)	(1,834,167)
	5,942,523	5,580,651
Deferred Tax Liabilities
GAAP DAC	993,388	1,177,664
Fixed assets	89,760	29,945
8 Year Spread	77,810	116,715
Value of business acquired	509,454	528,862
Other GAAP to Tax Differences	383,203	432,943
Unrealized gains	-	-
	2,053,616	2,286,129

Net Deferred Tax	3,888,907	3,294,522

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Income Tax Provision (continued)

The Company has federal net operating loss ("NOL") and capital loss carryforwards of $7,425,956 and $9,630,952 as of December 31, 2023 and 2022, respectively. The federal NOLs generated in the years ended December 31, 2009 through 2017 will begin to expire in 2027 for federal income tax purposes. NOLs originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code ("IRC") section 382 limitations. NOLs generated after December 31, 2017, have an indefinite carryforward period and are subject to 80% deduction limitations based upon pre-NOL taxable income.

At December 31, 2023 the Company changed its tax reserve discounting methodology relating to the cash surrender value of life insurance policies. As a result of this change in method, the Company recognized an additional deferred tax benefit.

Note 6.	Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022 is listed in the following table.

	December 31, 2023	December 31, 2022
Balance Sheet
Benefits and claim reserves ceded	$103,944	$87,411
Amounts due (to) from ceding company	69,004	39,817
Benefits and claim reserves assumed	50,673,773	53,519,377

	Years Ended
	December 31, 2023	December 31, 2022
Statements of Comprehensive Income (Loss)
Ceded premium	$1,400,079	$1,214,932
Assumed premium	4,543,477	4,400,339
Allowances on ceded premium	36,985	22,936
Allowances paid on assumed premium	514,036	515,429
Assumed benefits and policyholder reserve increases	5,234,519	5,566,574

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

Brier Development Company, Inc. is owned solely by Jack Brier, President and CEO of the Company. Brier Development Company, Inc. owns 20,000 shares of stock in USAC which are in escrow until 5 years after the termination of the public offering. The Company makes reimbursements to Brier Development Company, Inc. on behalf of Jack H. Brier for single coverage for long-term care, Medicare coverage, and an allowance for vehicle expenses.  Reimbursements for these items were $26,773 and $26,373 for years ended December 31, 2023 and 2022, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 8.	Federal Home Loan Bank Advances

One of the Company’s subsidiaries, USALSC, is a member of the Federal Home Loan Bank of Topeka (FHLB), which provides access to collateralized borrowings.  Any borrowings from FHLB requires the purchase of FHLB common stock in an amount equal to 4.5% of the borrowing.  On October 31, 2019, USALSC received an advance of $ 1,000,000 based on USALSC purchasing $ 45,000 of FHLB common stock.   This regular fixed convertible advance has a 10 year term with an FHLB option to convert to an adjustable rate on the 5th anniversary. The interest rate at issue was 1.66%. On April 23, 2020 and June 22, 2020 the company took two additional advances with two year terms. The interest rate at issue was 0.37% and 0.28% respectively. As of December 31, 2023, the Company had outstanding advances of $1,000,000.

As of December 31, 2023, USALSC had pledged $1,629,734 of mortgage backed securities and US treasuries to FHLB in support of its outstanding advance.

Note 9.	Restricted Funds

As required by North Dakota law, US Alliance Life and Security Company maintains a trust account at the Bank of North Dakota which is jointly owned by the North Dakota Insurance Department. These assets were held in bonds and other invested assets with a statement value of $1,500,000 as of December 31, 2023. At December 31, 2022, the Company had a joint account with the Kansas Insurance Department for $1,500,000. This account was closed when the Bank of North Dakota account was opened in 2023. Additionally, the USALSC has special deposits with the States of Missouri, New Mexico, and Nevada. US Alliance Life and Security Company – Montana has $825,000 of funds on deposit jointly owned by the Montana Department of Insurance at Capitol Federal Savings Bank.

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

The following table summarizes the statutory net income (loss) and statutory capital and surplus of US Alliance Life and Security Company and US Alliance Life and Security Company - Montana for the years ended December 31, 2023 and 2022.

	Statutory Capital and Surplus as of
	December 31,	December 31,
	2023	2022

US Alliance Life and Security Company	$7,686,967	$6,539,207
US Alliance Life and Security Company - Montana	1,874,667	1,840,134

	Statutory Net Income (loss) for the years ended December 31,
	2023	2022

US Alliance Life and Security Company	$563,244	$(2,046,924)
US Alliance Life and Security Company - Montana	33,599	133,180

The payment of dividends to US Alliance Corporation by US Alliance Life and Security Company is subject to limitations imposed by applicable insurance laws. For example, “extraordinary” dividends may not be paid without permission of the North Dakota Insurance Department. An “extraordinary” dividend is defined, in general, as any dividend or distribution of cash or other property whose fair market value, compared with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of the policyholders’ surplus (total statutory capital stock and surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations excluding realized gains on investments) of the insurer for the 12 month period ending December 31 of the preceding year.

The payment of dividends to US Alliance Life and Security Company by US Alliance Life and Security Company – Montana is subject to similar limitations.  No dividends were paid in 2023 or 2022.

Note 11.	Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of December 31, 2023, the Company had funded $389,827 of this commitment.

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