Form 10-Q
period 2024-03-31
US Alliance Corp
filed 2024-05-15
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of May 2, 2024

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $78,977,046 and $78,653,792 as of March 31, 2024 and December 31, 2023, respectively)	$74,910,043	$74,509,520
Equity securities, at fair value	3,742,820	3,585,885
Limited partnership interests	401,778	389,827
Mortgage loans on real estate (net of allowance for credit losses of $21,644 as of March 31, 2024 and December 31, 2023, respectively)	18,605,882	19,617,253
Other invested assets	2,234,249	2,239,683
Policy loans	26,755	26,132
Real estate, net of depreciation	1,673,354	1,686,668
Total investments	101,594,881	102,054,968

Cash and cash equivalents	11,143,670	8,982,138
Investment income due and accrued	2,038,079	1,878,620
Reinsurance related assets	701,622	1,039,274
Deferred acquisition costs, net	4,513,413	4,751,497
Value of business acquired, net	2,402,868	2,425,973
Property, equipment and software, net	143,317	138,256
Goodwill	277,542	277,542
Federal and state income tax receivable	146,831	146,831
Deferred tax asset, net of valuation allowance	3,888,907	3,888,907
Other assets	459,526	500,630
Total assets	$127,310,656	$126,084,636

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$77,613,289	$78,063,888
Policyholder benefit reserves	35,378,980	34,233,185
Dividend accumulation	115,761	114,842
Advance premiums	171,051	151,711
Total policy liabilities	113,279,081	112,563,626

Accounts payable and accrued expenses	2,332,949	2,053,363
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	280,668	136,570
Total liabilities	116,892,698	115,753,559

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,748,922 shares as ofMarch 31, 2024 and December 31, 2023	774,893	774,893
Additional paid-in capital	22,964,490	22,964,490
Accumulated deficit	(10,477,977)	(10,491,934)
Accumulated other comprehensive loss	(2,843,448)	(2,916,372)
Total shareholders' equity	10,417,958	10,331,077

Total liabilities and shareholders' equity	$127,310,656	$126,084,636

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Income:
Premium income	$3,668,083	$3,341,325
Net investment income	1,669,957	1,505,610
Net investment gains	140,352	347,102
Other income	145,693	83,788
Total income	5,624,085	5,277,825

Expenses:
Death claims	1,118,580	941,702
Policyholder benefits	1,835,068	1,564,035
Increase in policyholder reserves	979,669	1,047,878
Commissions, net of deferrals	201,101	171,731
Amortization of deferred acquisition costs	362,810	367,122
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	400,893	363,288
Other operating expenses	688,902	523,513
Total expense	5,610,128	5,002,374

Net income	$13,957	$275,451

Net income per common share, basic and diluted	$0.00	$0.04

Unrealized net holding gains arising during the period, net of tax	50,021	832,285
Reclassification adjustment for losses included in net income	22,903	523

Other comprehensive income	72,924	832,808

Comprehensive income	$86,881	$1,108,259

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2024 and 2023 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Other comprehensive income	-	-	-	832,808	-	832,808
Cumulative effect of changes in accounting principal				-	(150,373)	(150,373)
Net income	-	-	-	-	275,451	275,451
Balance, March 31, 2023	7,746,922	$774,693	$22,955,458	$(3,008,312)	$(11,694,559)	$9,027,280

Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Other comprehensive income	-	-	-	72,924	-	72,924
Net income	-	-	-	-	13,957	13,957
Balance, March 31, 2024	7,748,922	$774,893	$22,964,490	$(2,843,448)	$(10,477,977)	$10,417,958

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Cash Flows from operating activities:
Net income	$13,957	$275,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,381	11,862
Net (gains) losses realized on the sale of securities and net credit losses recognized in operations	35,898	(198,310)
Unrealized (gains) losses on equity securities	(96,321)	(246,126)
Change in fair value of embedded derivative	(79,929)	97,334
(Accretion) amortization of investment securities, net	(112,213)	(127,339)
Deferred acquisition costs capitalized	(124,726)	(131,820)
Deferred acquisition costs amortized	362,810	367,122
Value of business acquired amortized	23,105	23,105
Interest credited on deposit type contracts	454,517	431,983
(Increase) decrease in operating assets:
Investment income due and accrued	(159,459)	(102,904)
Reinsurance related assets	417,581	(165,228)
Other assets	41,104	13,729
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,145,795	1,052,734
Dividend accumulation	919	975
Advance premiums	19,340	(3,583)
Other liabilities	144,098	35,839
Accounts payable and accrued expenses	279,586	927,004
Net cash provided by operating activities	2,385,443	2,261,828

Cash Flows from investing activities:
Purchase of fixed income investments	(2,507,233)	(1,088,214)
Purchase of equity investments	(101,406)	(1,308)
Purchase of mortgage investments	(252,642)	(1,673,256)
Purchase of other invested assets	(26,320)	(120,091)
Proceeds from fixed income sales and repayments	2,277,763	1,689,780
Proceeds from equity sales	96,428	44,835
Proceeds from mortgage repayments	1,200,925	1,503
Proceeds from other invested assets	5,440	-
Increase in policy loans	(623)	(767)
Purchase of property, equipment and software	(11,127)	(36,353)
Net cash provided by (used in) investing activities	681,205	(1,183,871)

Cash Flows from financing activities:
Receipts on deposit-type contracts	2,119,530	1,518,509
Withdrawals on deposit-type contracts	(3,024,646)	(2,643,963)
Net cash used in financing activities	(905,116)	(1,125,454)

Net increase (decrease) in cash and cash equivalents	2,161,532	(47,497)

Cash and Cash Equivalents:
Beginning	8,982,138	4,091,507
Ending	$11,143,670	$4,044,010

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

The results of operation for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2023.

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2024, and December 31, 2023, USAC had 7,748,922 and 7,748,922 common shares issued and outstanding, respectively.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2024 and 2023 were 7,748,922 and 7,746,922 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three months ended March 31, 2024 and 2023.

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

Beginning accumulated deficit	$(11,819,637)
Cumulative adjustment for change in accounting principle	(150,373)
Adjusted beginning accumulated deficit	$(11,970,010)

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

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early adoption was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with Accounting Standards Update 2018-12 before the delayed effective date. Without the amendments in this Update, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity's future cash flows, this reclassification may not be useful to users of financial information. The amendments in this guidance are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.  For a company our size, the implementation costs of this standard will be exorbitant and permanent.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.    Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$791,681	$-	$(78,212)	$713,469
Corporate bonds	20,021,974	66,937	(2,795,376)	17,293,535
Municipal bonds	5,733,087	68	(588,471)	5,144,684
Redeemable preferred stock	3,620,009	730	(196,668)	3,424,071
Term loans	16,800,927	150,906	(290,534)	16,661,299
Mortgage backed and asset backed securities	32,009,368	586,040	(922,423)	31,672,985
Total available for sale	$78,977,046	$804,681	$(4,871,684)	$74,910,043

	December 31, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$790,976	$-	$(66,308)	$724,668
Corporate bonds	20,234,444	95,085	(2,516,167)	17,813,362
Municipal bonds	6,207,596	4,044	(575,547)	5,636,093
Redeemable preferred stock	3,622,572	1,699	(318,702)	3,305,569
Term loans	17,177,179	162,011	(286,770)	17,052,420
Mortgage backed and asset backed securities	30,621,025	520,599	(1,164,216)	29,977,408
Total available for sale	$78,653,792	$783,438	$(4,927,710)	$74,509,520

The amortized cost and fair value of debt securities as of March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$152,840	$147,835
After one year through five years	15,589,592	15,632,945	16,397,124	16,461,777
After five years through ten years	6,227,335	5,940,946	6,371,609	6,112,389
More than 10 years	21,530,742	18,239,096	21,488,624	18,504,542
Redeemable preferred stocks	3,620,009	3,424,071	3,622,572	3,305,569
Mortgage backed and asset backed securities	32,009,368	31,672,985	30,621,025	29,977,408
Total amortized cost and fair value	$78,977,046	$74,910,043	$78,653,792	$74,509,520

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended March 31, 2024 and 2023 were $3,580,556 and $1,736,118, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2024	2023
Gross gains	$6,064	$188,777
Gross losses	(41,962)	(3,692)
Realized gains (losses)	$(35,898)	$185,085

Mortgage loans on real estate	-	13,225
Decrease in allowance for credit losses	$-	$13,225

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2024	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$441,492	$(10,075)	$271,976	$(68,137)	$713,469	$(78,212)
Corporate bonds	499,563	(5,081)	14,551,379	(2,790,295)	15,050,942	(2,795,376)
Municipal bonds	745,637	(13,356)	4,348,543	(575,115)	5,094,180	(588,471)
Redeemable preferred stock	-	-	3,300,478	(196,668)	3,300,478	(196,668)
Term loans	155,150	(2,076)	7,561,890	(288,458)	7,717,040	(290,534)
Mortgage backed and asset backed securities	5,810,107	(106,347)	7,345,331	(816,076)	13,155,438	(922,423)
Total fixed maturities	$7,651,949	$(136,935)	$37,379,598	$(4,734,749)	$45,031,547	$(4,871,684)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2023
Available for sale:
Fixed maturities:
US Treasury securities	$724,668	$(66,308)	$-	$-	$724,668	$(66,308)
Corporate bonds	262,673	(863)	15,653,914	(2,515,304)	15,916,587	(2,516,167)
Municipal bonds	523,744	(4,792)	4,825,568	(570,755)	5,349,312	(575,547)
Redeemable preferred stock	-	-	3,305,569	(318,702)	3,305,569	(318,702)
Term loans	3,739,859	(174,955)	3,534,621	(111,815)	7,274,480	(286,770)
Mortgage backed and asset backed securities	9,549,515	(219,946)	6,228,220	(944,270)	15,777,735	(1,164,216)
Total fixed maturities	$14,800,459	$(466,864)	$33,547,892	$(4,460,846)	$48,348,351	$(4,927,710)

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of March 31, 2024 was 214, which represented an unrealized loss of $4,871,684 of the aggregate carrying value of those securities. The 214 securities breakdown as follows: 120 bonds, 69 mortgage and asset backed securities, 11 term loans, and 14 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Commercial mortgage loans by property type
Condominium	$231,686	$377,621
Multi-property	8,089,164	8,923,604
Multi-family	2,335,317	2,855,008
Industrial	1,000,000	1,000,000
Retail/Office	6,971,359	6,482,664
Total commercial mortgages	$18,627,526	$19,638,897
Allowance for credit losses	(21,644)	(21,644)
Carrying value	$18,605,882	$19,617,253

The Company’s mortgage loans by loan-to-value ratio as of December 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Loan to value ratio
Over 70 to 80%	$-	$7,123,604
Over 60 to 70%	3,167,230	3,137,953
Over 50 to 60%	8,611,437	2,322,273
Over 40 to 50%	2,325,780	2,327,436
Over 30 to 40%	-	377,621
Over 20 to 30%	2,873,993	2,689,619
Over 10 to 20%	1,649,086	1,660,391
Total	$18,627,526	$19,638,897

Allowance for credit losses	(21,644)	(21,644)
Carrying value	$18,605,882	$19,617,253

The Company’s mortgage loans by maturity date as of December 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Maturity Date
One year or less	$13,469,937	$14,599,568
After one year through five years	5,157,589	5,039,329
Total	$18,627,526	$19,638,897

Allowance for credit losses	(21,644)	(21,644)
Carrying value	$18,605,882	$19,617,253

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company individually evaluates its commercial mortgage loan portfolio for the establishment of a specific loan loss allowance.   A mortgage loan requires a specific allowance when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan requires an allowance, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had no mortgage loans that were on non-accrued status as of March 31, 2024 and December 31, 2023.  The were no mortgage loans delinquent on payments due to the Company as of March 31, 2024 and December 31, 2023.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three months ended March 31, 2024 and March 31, 2023.

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

The following table presents a roll-forward of our specific and general valuation allowances for our commercial mortgage loan portfolio:

Three Months Ended March 31, 2024
(unaudited)
	Specific Allowance	General Allowance
Beginning allowance balance	$-	$21,644
Cumulative adjustment for changes in accounting principals	-	-
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	-	-
Ending Allowance	$-	$21,644

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.  The change in provision for credit losses is recorded in net investment gains (losses).

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the three months ended March 31, 2024 and 2023.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Fixed maturities	$1,309,729	$1,039,423
Mortgages	406,549	509,022
Equity securities	83,165	210,370
Other invested assets	60,055	45,940
Cash and cash equivalents	88,972	14,021
	1,948,471	1,818,776
Less investment expenses	(278,514)	(313,166)
	$1,669,957	$1,505,610

Net Investment Gains (losses)

Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the quarter ended March 31, 2024, net investment gains is comprised of $96,321 of unrealized gains on our equity portfolio, net realized losses of $35,828, no change in allowance for credit losses, and a gain on the change in the fair value of our embedded derivatives of $79,929. For the quarter ended March 31, 2023, net investment gains is comprised of $246,126 of unrealized gains on our equity portfolio, net realized gains of $185,085, a gain on the reduction in allowance for credit losses of $13,225, and a loss on the change in the fair value of our embedded derivative of $97,334.

Note 3.	Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	March 31, 2024		December 31, 2023
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$478,542	-	$673,681	$-	Reinsurance related assets

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 3.	Derivative Instruments (continued)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss):

	Three Months Ending	Three Months Ending	Balance
	March 31, 2024	March 31, 2023	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$79,929	$97,334	Net investment gains (losses)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge.  The fair value of the underlying assets for the embedded derivative is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the three months ended March 31, 2024 and March 31, 2023.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$713,469	$713,469	$-	$-
Corporate bonds	17,293,535	-	17,123,935	169,600
Municipal bonds	5,144,684	-	5,144,684	-
Redeemable preferred stock	3,424,071	-	3,424,071	-
Term loans	16,661,299	-	-	16,661,299
Mortgage backed and asset backed securities	31,672,985	-	31,185,485	487,500
Total fixed maturities	74,910,043	713,469	56,878,175	17,318,399
Equities:
Common stock	2,218,719	2,119,019	99,700	-
Preferred stock	1,524,101	-	1,524,101	-
Total equities	3,742,820	2,119,019	1,623,801	-
Other invested assets	2,234,249	-	-	2,234,249
Reinsurance contract allocated hedge	478,542	-	-	478,542
Limited partnership interests	401,778	-	-	401,778
Total	$81,767,432	$2,832,488	$58,501,976	$20,432,968

	December 31, 2023
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$724,668	$724,668	$-	$-
Corporate bonds	17,813,362	-	17,643,762	169,600
Municipal bonds	5,636,093	-	5,636,093	-
Redeemable preferred stock	3,305,569	-	3,305,569	-
Term loans	17,052,420	-	-	17,052,420
Mortgage backed and asset backed securities	29,977,408	-	29,489,908	487,500
Total fixed maturities	74,509,520	724,668	56,075,332	17,709,520
Equities:
Common stock	2,116,356	2,017,756	98,600	-
Preferred stock	1,469,529	-	1,469,529	-
Total equities	3,585,885	2,017,756	1,568,129	-
Other invested assets	2,239,683	-	-	2,239,683
Reinsurance contract allocated hedge	673,681	-	-	673,681
Limited partnership interests	389,827	-	-	389,827
Total	$81,398,596	$2,742,424	$57,643,461	$21,012,711

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Three Months Ended March 31, 2024	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$487,500	$17,052,420	$2,239,683
Principal payment	-	-	(542,587)	(5,440)
Acquisition	-	-	152,284	26,320
Investment related gains (losses)	-	-	(818)	(26,314)
Fair value, end of period	$169,600	$487,500	$16,661,299	$2,234,249

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial Assets:
Cash and cash equivalents	$11,143,670	$11,143,670	$11,143,670	$-	$-
Mortgage loans on real estate	18,605,882	18,605,882	-	-	18,605,882
Limited partnership interests	221,426	221,426	-	-	221,426
Investment income due and accrued	2,038,079	2,038,079	-	-	2,038,079
Reinsurance contract allocated hedge	478,542	478,542	-	-	478,542
Policy loans	26,755	26,755	-	-	26,755
Total Financial Assets (excluding available for sale investments)	$32,514,354	$32,514,354	$11,143,670	$-	$21,370,684

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	77,613,289	72,811,673	-	-	72,811,673
Total Financial Liabilities	$78,613,289	$73,811,673	$-	$-	$73,811,673

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$8,982,138	$8,982,138	$8,982,138	$-	$-
Mortgage loans on real estate	19,617,253	19,617,253	-	-	19,617,253
Limited partnership interests	221,426	221,426	-	-	221,426
Investment income due and accrued	1,878,620	1,878,620	-	-	1,878,620
Reinsurance contract allocated hedge	673,681	673,681	-	-	673,681
Policy loans	26,132	26,132	-	-	26,132
Total Financial Assets (excluding available for sale investments)	$31,399,250	$31,399,250	$8,982,138	$-	$22,417,112

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,063,888	67,401,118	-	-	67,401,118
Total Financial Liabilities	$79,063,888	$68,401,118	$-	$-	$68,401,118

Note 5.	Income Tax Provision

No income tax expense or (benefit) has been reflected for the three months ended March 31, 2024 and 2023 due to loss carryforwards and a change in the valuation allowance pertaining to the deferred tax asset.

The net operating loss carryforwards for the Company are $7,425,956 as of December 31, 2023 and estimated to be $7,400,000 as of March 31, 2024. The components of the deferred tax assets and liabilities due to book and tax differences are the following: fixed asset depreciation, net operating loss carryforward, net unrealized gains (losses) on investment securities, policyowner benefit reserves and deferred acquisition costs. The deferred tax asset net of valuation allowance is $3,888,907 as of both March 31, 2024 and December 31, 2023.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 6.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of March 31, 2024 December 31, 2023, the Company had funded $389,827 of this commitment.

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

The Company assumes business under reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into an agreement (the “2017 ALSC Agreement”) t to assume 100% of a certain block of life insurance policies from American Life & Security Company(“ ALSC”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into an agreement with ALSC (the “2020 ALSC Agreement “) to assume a quota share percentage of a block of annuity policies. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

.

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

Limited partnership interests consist of an investment in Mutual Capital Investment Fund. Limited partnerships interests are carried at net asset value.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the three months ended March 31, 2024 and 2023 are summarized in the table below.

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Income:
Premium income	$3,668,083	$3,341,325
Net investment income	1,669,957	1,505,610
Net investment gains (losses)	140,352	347,102
Other income	145,693	83,788
Total income	$5,624,085	$5,277,825

Our first three months 2024 total income increased to $5,624,085, an increase of $346,260 or 7% from the 2023 first three months total income of $5,277,825. The increase is driven by increased premiums and net investment income.   The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income.

Premium income: Premium income for the first quarter of 2024 was $3,668,083 compared to $3,341,325 in 2023, an increase of $326,758 or 10%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended March 31, 2024 and 2023 are summarized in the following table.

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Direct	$2,597,276	$2,387,598
Assumed	1,429,717	1,279,201
Ceded	(358,910)	(325,474)
Total	$3,668,083	$3,341,325

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on both a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Fixed maturities	$1,309,729	$1,039,423
Mortgages	406,549	509,022
Equity securities	83,165	210,370
Other invested assets	60,055	45,940
Cash and cash equivalents	88,972	14,021
	1,948,471	1,818,776
Less investment expenses	(278,514)	(313,166)
	$1,669,957	$1,505,610

Net investment income for the first quarter of 2024 was $1,669,957, compared to $1,505,610in 2023, an increase of $164,347 or 11%. This increase in investment income is a result of improved yields.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the quarter ended March 31, 2024, net investment gains is comprised of $96,321 of unrealized gains on our equity portfolio, net realized losses of $35,828, no change in allowance for credit losses, and a gain on the change in the fair value of our embedded derivatives of $79,929. For the quarter ended March 31, 2023, net investment gains is comprised of $246,126 of unrealized gains on our equity portfolio, net realized gains of $185,085, a gain on the reduction in allowance for credit losses of $13,225, and a loss on the change in the fair value of our embedded derivative of $97,334. Realized gains and losses related to the sale of securities for the quarters ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2024	2023
Gross gains	$6,064	$188,777
Gross losses	(41,962)	(3,692)
Realized gains (losses)	$(35,898)	$185,085

Mortgage loans on real estate	-	13,225
Decrease in allowance for credit losses	$-	$13,225

Other income: Other income for the quarter ended March 31, 2024 was $145,693 compared to $83,788 in 2023, an increase of $61,905.

Expenses. Expenses for the quarter ended March 31, 2024 and 2023 are summarized in the table below.

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Expenses:
Death claims	$1,118,580	$941,702
Policyholder benefits	1,835,068	1,564,035
Increase in policyholder reserves	979,669	1,047,878
Commissions, net of deferrals	201,101	171,731
Amortization of deferred acquisition costs	362,810	367,122
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	400,893	363,288
Other operating expenses	688,902	523,513
Total expense	$5,610,128	$5,002,374

Death claims: Death benefits were $1,118,580 in the quarter ended March 31, 2024 compared to $941,702 for 2023, an increase of $176,878 or 19%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $1,835,068 in the quarter ended March 31, 2024 compared to $1,556,035 in 2023, an increase of $271,033 or 17%. The primary driver of this increase is an increase in assumed benefits.

Increase in policyholder reserves: Policyholder reserves increased $979,669 in the quarter ended March 31, 2024, compared to $1,047,878 in 2023, a decrease of $68,209 or 7%. The decrease in reserve growth is an offset to our increased death claims.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $201,101 in the quarter ended March 31, 2024, compared to $171,731 in 2023, an increase of $29,370 or 17%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $362,810 in the quarter ended March 31, 2024, compared to $367,122 in 2023, a decrease of $4,312 or 1%. The decrease is driven by normal adjustments to DAC amortization which occur over the life of a policy.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $23,105 in the quarters ended March 31, 2024 and 2023, respectively.  VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $400,893 for the quarter ended March 31, 2024, compared to $363,288 in 2023, an increase of $37,605 or 10%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $688,902 in the quarter ended March 31, 2024, compared to $523,513 in 2023, an increase of $165,389 or 32%. The increase is driven by increased audit and actuarial costs.

Net Income: Our net income was $13,957 in the quarter ended March 31, 2024 compared to net income of $274,451 in 2023, a decrease of $261,494. Our net income per share was $0.00 compared to net income per share of $0.04 in 2023, basic and diluted.  The reduction in net income was driven by increased audit and actuarial expenses.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $127,310,656 as of March 31, 2024, an increase of $1,226,020 or 1% from December 31, 2023 assets of $126,084,636. This is primarily the result of an increase in fixed maturity securities and cash and cash equivalents.

Available for sale fixed maturity securities: As of March 31, 2024, we had available for sale fixed maturity assets of $74,910,043, an increase of $400,523 or 1% from the December 31, 2023 balance of $74,509,520. The increase is driven by new purchases and increased market value.

Equity securities, at fair value: As of March 31, 2024, we had equity assets of $3,742,820, an increase of $156,935 or 4% from the December 31, 2023 balance of $3,585,885. This decrease is driven by an increase in value of our equity securities.

Limited partnership interests: As of March 31, 2024, we had limited partnership interests of $401,778, an increase of $11,951 or 3% from our December 31, 2023 balance of $389,827.  This is related to our investment in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of March 31, 2024, we had mortgage loans on real estate of $18,605,882, a decrease of $1,011,371 or 5% from the December 31, 2023 balance of $19,617,253. The decrease is the result of mortgage loan participations being paid off.

Other invested assets: As of March 31, 2024, we had other invested assets of $2,234,239, a decrease of $5,434 or 0% from the December 31, 2023 balance of $2,239,683.

Policy loans: As of March 31, 2024, our policy loans were $26,755, an increase of $623 or 2% from the December 31, 2023 balance of $26,132. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of March 31, 2024, we had real estate assets of $1,673,354 related to our home office building, a decrease of $13,314 from the December 31, 2023 balance of $1,686,668. The decrease is the result of normal amortization.

Cash and cash equivalents: As of March 31, 2024, we had cash and cash equivalent assets of $11,143,670, an increase of $2,161,532 or 24% from the December 31, 2023 balance of $8.982.138. This increase was the result assets paying off or maturing and preparing for redeployment into new assets.

Investment income due and accrued: As of March 31, 2024, our investment income due and accrued was $2,038,079 compared to $1.878.620 as of December 31, 2023, a decrease of $159,459 or 5%. This decrease is attributable to investment activity.

Reinsurance related assets: As of March 31, 2024, our reinsurance related assets were $701,622 compared to $1,039,274 as of December 31, 2023, a decrease of $337,652. This increase is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of March 31, 2024, our deferred acquisition costs were $4,513,413 compared to $4,751,497 as of December 31, 2023, a decrease of $238,084 or 5%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of March 31, 2024 our value of business acquired asset was $2,402,686 compared to $2,425,973 as of December 31, 2023, a decrease of $23,105 or 1%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of March 31, 2024 our property, equipment and software assets were $143,317, an increase of $5,061 from the December 31, 2023 balance of $138,256. This increase is the result of the purchase of computers in 2024.

Goodwill: As of March 31, 2024 and December 31, 2023, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,888,907 as of March 31, 2024 and December 31, 2023.

Other assets: As of March 31, 2024, our other assets were $459,526, a decrease of $41,104 or 8% from the December 31, 2023 balance of $500,630. This increase is the result of normal business activity.

Liabilities. Our total liabilities were $116,892,698 as of March 31, 2024, an increase of $1,139,139 or 1% from our December 31, 2023 liabilities of $115,753,559. This increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of March 31, 2024 were $113,279,081 compared to $112,563,626 as of December 31, 2023, an increase of $715,455 or 1%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of March 31, 2024, our accounts payable and accrued expenses were $2,332,949 compared to $2,053,363 as of December 31, 2023, an increase of $279,586 or 14%. The increase is reinsurance settlement payables and investment fees payable.

Federal Home Loan Bank advance: As of March 31, 2024 and December 31, 2023, respectively, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of March 31, 2024, we had other liabilities of $280,668 compared to $136,570 as of December 31, 2023, an increase of $144,098 or 106%.  The increase is the result of normal business activity.

Shareholders’ Equity. Our shareholders’ equity was $10,417,958 as of March 31, 2024, an increase of $86,881 or 1% from our December 31, 2023 shareholders’ equity of $10,331,077. The increase in shareholders’ equity was driven by our net income and by a reduction in other comprehensive loss.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$713,469	0.6%	$724,668	0.7%
Corporate bonds	17,293,535	15.3%	17,813,362	16.0%
Municipal bonds	5,144,684	4.6%	5,636,093	5.1%
Redeemable preferred stocks	3,424,071	3.0%	3,305,569	3.0%
Term Loans	16,661,299	14.8%	17,052,420	15.4%
Mortgage backed and asset backed securities	31,672,985	28.0%	29,977,408	27.0%
Total fixed maturities	74,910,043	66.3%	74,509,520	67.1%
Mortgage loans	18,605,882	16.5%	19,617,253	17.7%
Other invested assets	2,234,249	2.0%	2,239,683	2.0%
Limited partnership interests	401,778	0.4%	389,827	0.4%
Equities:
Common stock	2,218,719	2.0%	2,116,356	1.9%
Preferred stock	1,524,101	1.4%	1,469,529	1.3%
Total equities	3,742,820	3.4%	3,585,885	3.2%
Real estate, net of depreciation	1,673,354	1.5%	1,686,668	1.5%
Cash and cash equivalents	11,143,670	9.9%	8,982,138	8.1%
Total	$112,711,796	100.0%	$111,010,974	100.0%

The total value of our investments and cash and cash equivalents increased to $112,711,796 as of March 31, 2024 from $111,010,974 at December 31, 2023, an increase of $1,700,822 or 2%. Increases in investments are primarily attributable to premium income and an increase in the market value of our fixed maturity securities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$4,205,600	5.6%	$4,259,281	5.7%
AA	10,838,392	14.5%	11,274,407	15.1%
A	13,954,933	18.6%	18,479,331	24.8%
BBB	38,662,346	51.7%	33,714,311	45.3%
BB	3,466,284	4.6%	3,033,357	4.1%
Not Rated - Private Placement	3,782,488	5.0%	3,748,833	5.0%
Total	$74,910,043	100.0%	$74,509,520	100.0%

The amortized cost and fair value of debt securities as of March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$442,846	$450,461
After one year through five years	15,589,592	15,632,945	17,048,721	17,035,270
After five years through ten years	6,227,335	5,940,946	5,498,364	5,340,498
More than 10 years	21,530,742	18,239,096	21,337,372	17,638,063
Redeemable preferred stocks	3,620,009	3,424,071	3,875,526	3,355,615
Mortgage backed and asset backed securities	32,009,368	31,672,985	22,412,895	21,496,170
Total amortized cost and fair value	$78,977,046	$74,910,043	$70,615,724	$65,316,077

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

Net cash provided by operating activities was $2,385,443 for the three months ended March 31, 2024. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $681,205. The primary source of cash was proceeds of fixed maturity, mortgage, and equity investments sales and repayments. Cash used by financing activities was $905,116. The primary uses of cash were withdrawals on deposit-type contracts.

At March 31, 2024, we had cash and cash equivalents totaling $11,143,670. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2024, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner.

During the quarter ended March 31, 2024, the Company did not issue any shares of common stock pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).

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

US Alliance
Corporation
(Registrant)

Date	May 14, 2024
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman