Form 10-Q
period 2024-06-30
US Alliance Corp
filed 2024-08-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of August 2, 2024

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $80,671,044 and $78,653,792, net of allowances for credit losses of $116,563 and $0, as of June 30, 2024 and December 31, 2023, respectively)	$76,271,650	$74,509,520
Equity securities, at fair value	3,758,098	3,585,885
Limited partnership interests	415,721	389,827
Mortgage loans on real estate (net of allowance for credit losses of $30,781 and $21,644 as of June 30, 2024 and December 31, 2023, respectively)	21,566,157	19,617,253
Other invested assets	2,628,726	2,239,683
Policy loans	27,666	26,132
Real estate, net of depreciation	1,660,040	1,686,668
Total investments	106,328,058	102,054,968

Cash and cash equivalents	7,237,753	8,982,138
Investment income due and accrued	650,353	1,878,620
Reinsurance related assets	3,082,931	1,039,274
Deferred acquisition costs, net	4,349,648	4,751,497
Value of business acquired, net	2,379,763	2,425,973
Property, equipment and software, net	142,056	138,256
Goodwill	277,542	277,542
Federal and state income tax receivable	146,831	146,831
Deferred tax asset, net of valuation allowance	3,701,485	3,888,907
Other assets	990,203	500,630
Total assets	$129,286,623	$126,084,636

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$78,505,821	$78,063,888
Policyholder benefit reserves	36,850,480	34,233,185
Dividend accumulation	116,688	114,842
Advance premiums	134,198	151,711
Total policy liabilities	115,607,187	112,563,626

Accounts payable and accrued expenses	1,684,684	2,053,363
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	51,535	136,570
Total liabilities	118,343,406	115,753,559

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,748,922 shares as of June 30, 2024 and December 31, 2023	774,893	774,893
Additional paid-in capital	22,964,490	22,964,490
Accumulated deficit	(9,766,900)	(10,491,934)
Accumulated other comprehensive loss	(3,029,266)	(2,916,372)
Total shareholders' equity	10,943,217	10,331,077

Total liabilities and shareholders' equity	$129,286,623	$126,084,636

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Income:
Premium income	$7,754,887	$6,602,485	$4,086,804	$3,261,160
Net investment income	3,995,480	3,289,494	2,325,523	1,783,884
Net investment gains (losses)	512,660	890,476	372,308	543,374
Other income	375,268	170,743	229,575	86,955
Total income	12,638,295	10,953,198	7,014,210	5,675,373

Expenses:
Death claims	2,123,225	1,719,533	1,004,645	777,831
Policyholder benefits	3,761,934	3,497,865	1,926,866	1,933,830
Increase in policyholder reserves	2,487,524	1,986,195	1,507,855	938,317
Commissions, net of deferrals	436,368	362,516	235,267	190,785
Amortization of deferred acquisition costs	697,373	691,711	334,563	324,589
Amortization of value of business acquired	46,210	46,210	23,105	23,105
Salaries & benefits	708,403	736,116	361,701	372,828
Other operating expenses	1,434,792	949,201	691,699	425,688
Total expense	11,695,829	9,989,347	6,085,701	4,986,973

Net income before tax	$942,466	$963,851	$928,509	$688,400

Deferred federal income tax expense	(217,432)	-	(217,432)	-
Total federal income tax expense	(217,432)	-	(217,432)	-

Net Income	$725,034	$963,851	$711,077	$688,400

Net income per common share, basic and diluted	$0.09	$0.12	$0.09	$0.09

Unrealized net holding gains (losses) arising during the period, net of tax	(160,859)	298,530	(210,880)	(533,755)
Reclassification adjustment for losses included in net income	47,965	523	25,062	-

Other comprehensive income (loss)	(112,894)	299,053	(185,818)	(533,755)

Comprehensive income	$612,140	$1,262,904	$525,259	$154,645

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Six and Three Months Ended June 30, 2024 and 2023 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Common stock issued, $7 per share	2,000	200	13,800	-	-	14,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive loss	-	-	-	299,053	-	299,053
Cumulative effect of changes in accounting principal	-	-	-	-	(150,373)	(150,373)
Net loss	-	-	-	-	963,851	963,851
Balance, June 30, 2023	7,748,922	$774,893	$22,964,490	$(3,542,067)	$(11,006,159)	$9,191,157

Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Other comprehensive income	-	-	-	(112,894)	-	(112,894)
Net income	-	-	-	-	725,034	725,034
Balance, June 30, 2024	7,748,922	$774,893	$22,964,490	$(3,029,266)	$(9,766,900)	$10,943,217

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, March 31, 2023	7,746,922	$774,693	$22,955,458	$(3,008,312)	$(11,694,559)	$9,027,280
Common stock issued, $7 per share	2,000	200	13,800	-	-	14,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive income	-	-	-	(533,755)	-	(533,755)
Net income	-	-	-	-	688,400	688,400
Balance, June 30, 2023	7,748,922	$774,893	$22,964,490	$(3,542,067)	$(11,006,159)	$9,191,157

Balance, March 31, 2024	7,748,922	$774,893	$22,964,490	$(2,843,448)	$(10,477,977)	$10,417,958
Other comprehensive income	-	-	-	(185,818)	-	(185,818)
Net income	-	-	-	-	711,077	711,077
Balance, June 30, 2024	7,748,922	$774,893	$22,964,490	$(3,029,266)	$(9,766,900)	$10,943,217

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Cash Flows from operating activities:
Net income (loss)	$725,034	$963,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,015	23,727
Net (gains) losses realized on the sale of securities and net credit losses recognized in operations	170,654	(36,879)
Unrealized (gains) losses on equity securities	(587,099)	(356,444)
Change in fair value of embedded derivative	(96,215)	(497,153)
(Accretion) amortization of investment securities, net	(423,851)	(245,851)
Deferred acquisition costs capitalized	(295,524)	(250,627)
Deferred acquisition costs amortized	697,373	691,710
Value of business acquired amortized	46,210	46,210
Interest credited on deposit type contracts	1,005,893	980,230
(Increase) decrease in operating assets:
Investment income due and accrued	301,950	(276,750)
Reinsurance related assets	(1,947,442)	284,858
Deferred tax assets, net of valuation allowance	187,422	-
Other assets	(353,477)	(432,892)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,617,295	2,018,885
Dividend accumulation	1,846	(4,451)
Advance premiums	(17,513)	(35,574)
Other liabilities	(221,131)	140,789
Accounts payable and accrued expenses	(368,679)	549,138
Net cash provided by operating activities	1,481,761	3,562,777

Cash Flows from investing activities:
Purchase of fixed income investments	(8,751,954)	(4,388,722)
Purchase of equity investments	(267,791)	(376,548)
Purchase of mortgage investments	(6,274,245)	(2,844,209)
Purchase of other invested assets	(80,868)	(247,232)
Proceeds from fixed income sales and repayments	7,156,371	3,225,551
Proceeds from equity sales	96,428	348,298
Proceeds from mortgage repayments	5,471,789	2,192,464
Proceeds from other invested assets	5,805	-
Increase in policy loans	(1,534)	(2,248)
Purchase of property, equipment and software	(16,187)	(168,871)
Net cash provided by (used in) investing activities	(2,662,186)	(2,261,517)

Cash Flows from financing activities:
Receipts on deposit-type contracts	4,021,366	3,269,039
Withdrawals on deposit-type contracts	(4,585,326)	(4,773,289)
Proceeds received from issuance of common stock, net of costs of issuance	-	9,232
Net cash provided by (used in) financing activities	(563,960)	(1,495,018)

Net increase (decrease) in cash and cash equivalents	(1,744,385)	(193,758)

Cash and Cash Equivalents:
Beginning	8,982,138	4,091,507
Ending	$7,237,753	$3,897,749

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The Company terminated its initial public offering on February 24, 2013. During the balance of 2013, the Company achieved approval of an array of life insurance and annuity products, began development of various distribution channels and commenced insurance operations and product sales. The Company sold its first insurance product on May 1, 2013. The Company continued to expand its product offerings and distribution channels throughout 2014 and 2015. On February 24, 2015, the Company commenced a warrant exercise offering set to expire on February 24, 2016. On February 24, 2016, the Company extended the offering until February 24, 2017 and made additional shares available for purchase. All outstanding warrants expired on April 1, 2016. The Company further extended this offering to February 24, 2024. During the 4th quarter of 2017, the Company began a private placement offering to accredited investors in the state of North Dakota. Both offerings were terminated in the second quarter of 2024.

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

The results of operation for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2023.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2024, and December 31, 2023, USAC had 7,748,922 common shares issued and outstanding.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the six months ended June 30, 2024 and 2023 were 7,748,922 and 7,747,172 shares, respectively. The weighted average number of shares outstanding during the three months ended June 30, 2024 and 2023 were 7,748,922 and 7,747,589 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three or six months ended June 30, 2024 and 2023.

New accounting standards:

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024
	Cost or	Allowance for	Gross	Gross
	Amortized	Credit	Unrealized	Unrealized
	Cost	Losses	Gains	Losses	Fair Value
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$797,297	$-	$-	$(86,674)	$710,623
Corporate bonds	20,249,652	(116,563)	60,319	(2,975,117)	17,218,291
Municipal bonds	5,479,432	-	-	(632,476)	4,846,956
Redeemable preferred stock	3,290,872	-	190	(177,163)	3,113,899
Term loans	17,532,991	-	150,906	(290,534)	17,393,363
Mortgage backed and asset backed securities	33,320,800	-	671,450	(1,003,732)	32,988,518
Total available for sale	$80,671,044	$(116,563)	$882,865	$(5,165,696)	$76,271,650

	December 31, 2023
	Cost or	Allowance for	Gross	Gross
	Amortized	Credit	Unrealized	Unrealized
	Cost	Losses	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$790,976	$-	$-	$(66,308)	$724,668
Corporate bonds	20,234,444	-	95,085	(2,516,167)	17,813,362
Municipal bonds	6,207,596	-	4,044	(575,547)	5,636,093
Redeemable preferred stock	3,622,572	-	1,699	(318,702)	3,305,569
Term loans	17,177,179	-	162,011	(286,770)	17,052,420
Mortgage backed and asset backed securities	30,621,025	-	520,599	(1,164,216)	29,977,408
Total available for sale	$78,653,792	$-	$783,438	$(4,927,710)	$74,509,520

The amortized cost and fair value of debt securities as of June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$323,268	$323,268	$152,840	$147,835
After one year through five years	16,561,985	16,521,520	16,397,124	16,461,777
After five years through ten years	6,024,798	5,808,614	6,371,607	6,112,389
More than 10 years	21,149,321	17,515,831	21,488,624	18,504,542
Redeemable preferred stocks	3,290,872	3,113,899	3,622,572	3,305,569
Mortgage backed and asset backed securities	33,320,800	32,988,518	30,621,025	29,977,408
Total amortized cost and fair value	$80,671,044	$76,271,650	$78,653,792	$74,509,520

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns for the six months ended June 30, 2024 and 2023 were $12,730,393 and $5,766,313, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2024	2023
Gross gains	$22,070	$188,777
Gross losses	(67,024)	(267,660)
Realized gains (losses)	$(44,954)	$(78,883)

Fixed maturity securities	(116,563)	-
Mortgage loans on real estate	(9,137)	115,762
(Increase) Decrease in allowance for credit losses	$(125,700)	$115,762

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended June 30, 2024 and 2023 were $9,149,837 and $4,030,195, respectively. Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2024	2023
Gross gains	$16,006	$-
Gross losses	(25,062)	(263,968)
Net security losses	$(9,056)	$(263,968)

Fixed maturity securities	(116,563)	-
Mortgage loans on real estate	(9,137)	102,537
Decrease in allowance for credit losses	$(125,700)	$102,537

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2024
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$710,623	$(86,674)	$710,623	$(86,674)
Corporate bonds	763,733	(9,373)	14,316,660	(2,965,744)	15,080,393	(2,975,117)
Municipal bonds	789,733	(22,888)	4,057,223	(609,588)	4,846,956	(632,476)
Redeemable preferred stock	-	-	2,989,680	(177,163)	2,989,680	(177,163)
Term loans	155,150	(2,076)	7,561,890	(288,458)	7,717,040	(290,534)
Mortgage backed and asset backed securities	6,828,387	(243,281)	4,963,571	(760,451)	11,791,958	(1,003,732)
Total fixed maturities	$8,537,003	$(277,618)	$34,599,647	$(4,888,078)	$43,136,650	$(5,165,696)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2023
Available for sale:
Fixed maturities:
US Treasury securities	$724,668	$(66,308)	$-	$-	$724,668	$(66,308)
Corporate bonds	262,673	(863)	15,653,914	(2,515,304)	15,916,587	(2,516,167)
Municipal bonds	523,744	(4,792)	4,825,568	(570,755)	5,349,312	(575,547)
Redeemable preferred stock	-	-	3,305,569	(318,702)	3,305,569	(318,702)
Term loans	3,739,859	(174,955)	3,534,621	(111,815)	7,274,480	(286,770)
Mortgage backed and asset backed securities	9,549,515	(219,946)	6,228,220	(944,270)	15,777,735	(1,164,216)
Total fixed maturities	$14,800,459	$(466,864)	$33,547,892	$(4,460,846)	$48,348,351	$(4,927,710)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of June 30, 2024 was 216, which represented an unrealized loss of $5,165,696 of the aggregate carrying value of those securities. The 216 securities breakdown as follows: 122 bonds, 70 mortgage and asset backed securities, 11 term loans, and 13 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Commercial mortgage loans by property type
Condominium	$-	$377,621
Multi-property	4,796,721	8,923,604
Multi-family	4,191,879	2,855,008
Industrial	1,000,000	1,000,000
Retail/Office	11,608,338	6,482,664
Total commercial mortgages	$21,596,938	$19,638,897
Allowance for credit losses	(30,781)	(21,644)
Carrying value	$21,566,157	$19,617,253

The Company’s mortgage loans by loan-to-value ratio as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Loan to value ratio
Over 70 to 80%	$1,648,463	$7,123,604
Over 60 to 70%	3,800,000	3,137,953
Over 50 to 60%	5,321,270	2,322,273
Over 40 to 50%	2,324,083	2,327,436
Over 30 to 40%	5,584,780	377,621
Over 20 to 30%	-	2,689,619
Over 10 to 20%	2,495,815	1,660,391
Less than 10%	422,527	-
Total	$21,596,938	$19,638,897

Allowance for credit losses	(30,781)	(21,644)
Carrying value	$21,566,157	$19,617,253

The Company’s mortgage loans by maturity date as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Maturity Date
One year or less	$10,390,990	$14,599,568
After one year through five years	11,205,948	5,039,329
Total	$21,596,938	$19,638,897

Allowance for credit losses	(30,781)	(21,644)
Carrying value	$21,566,157	$19,617,253

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company individually evaluates its commercial mortgage loan portfolio for the establishment of a specific loan loss allowance.   A mortgage loan requires a specific allowance when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan requires an allowance, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had no mortgage loans that were on non-accrued status as of June 30, 2024 and December 31, 2023.  The were no mortgage loans delinquent on payments due to the Company as of June 30, 2024 and December 31, 2023.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three and six months ended June 30, 2024 and June 30, 2023.

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

The following table presents a roll-forward of our specific and general valuation allowances for our commercial mortgage loan portfolio:

	Six Months Ended June 30, 2024
	(unaudited)
	Specific Allowance	General Allowance
Beginning allowance balance	$-	$21,644
Cumulative adjustment for changes in accounting principals	-	-
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	-	9,137
Ending Allowance	$-	$30,781

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.  The change in provision for credit losses is recorded in net investment gains (losses).

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the six months ended June 3, 2024 and 2023.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of fixed maturities, AFS in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized losses equal to the difference between the fair value on the impairment date and the amortized cost basis of the fixed maturity before recognizing the impairment.

For fixed maturity securities where a credit loss has been identified and no intent-to-sell impairment has been recorded, the Company will record an allowance for credit loss ("ACL") for the portion of the unrealized loss related to a credit loss.  Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount is recorded in OCI.  The ACL is the excess of the amortized cost over the greater of the Company's best estimate present value of the expected future cash flows or the security's fair value.  Cash flows are discounted at the effective yield that is used to record interest income.  The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with the changes in the fair value of the fixed maturity if the fair is greater than the Company's best estimate of the present value of expected future cash flows.  The initial ACL and any subsequent changes are recorded in net realized gains and losses.  The ACL is written off against amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible.

Developing the Company's best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions regarding the future performance.  The Company's considerations include a) changes in the financial condition of the issuer and/or the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security, and (e) the extent to which the fair value has been less than the amortized cost of the security.  For non-structured securities, assumptions included, but are not limited to, economic and industry specific trends and fundamentals, instrument specific developments including changes in credit ratings, industry earnings multiples and the issuer's ability to restructure, access capital markets, and execute asset sales.

The following table presents a roll-forward of our valuation allowances for our fixed maturity securities:

Six Months Ended June 30, 2024
(unaudited)

Beginning allowance balance	$-
Cumulative adjustment for changes in accounting principals	-
Charge-offs	-
Recoveries	-
Change in provision for credit losses	116,563
Ending Allowance	$116,563

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Fixed maturities	$2,888,149	$2,895,537
Mortgages	906,519	1,003,013
Equity securities	164,145	394,800
Other invested assets	58,814	100,865
Cash and cash equivalents	194,575	35,960
	4,212,202	4,430,175
Less investment expenses	(216,722)	(1,140,681)
	$3,995,480	$3,289,494

The components of net investment income for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024	2023
	(unaudited)
Fixed maturities	$1,578,420	$1,856,114
Mortgages	499,970	$493,991
Equity securities	80,980	184,430
Funds withheld	-	-
Other invested assets	(1,241)	54,925
Cash and cash equivalents	105,603	21,939
	2,263,731	2,611,399
Less investment expenses	61,792	(827,515)
	$2,325,523	$1,783,884

Net Investment Gains (losses)

Net investment gains (losses) for the six and three months ended June 30, 2024 and 2023 are summarized in the following tables:

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Realized gains (losses) on sales of investments	$(44,954)	$(78,883)
Change in allowance for credit losses recognized in earnings	(125,700)	115,762
Unrealized net gains (losses) recognized in earnings	587,099	356,444
Change in value of embedded derivative	96,215	497,153
	$512,660	$890,476

	Three Months Ended June 30,
	2024	2023
	(unaudited)
Realized gains (losses) on sales of investments	$(9,056)	$(263,968)
Change in allowance for credit losses recognized in earnings	(125,700)	102,537
Unrealized net gains (losses) recognized in earnings	490,778	110,318
Change in value of embedded derivative	16,286	594,487
	$372,308	$543,374

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.	Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	June 30, 2024		December 31, 2023
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$530,129	-	$673,681	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss):

	Six Months Ending	Six Months Ending	Balance
	June 30, 2024	June 30, 2023	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$96,215	$497,153	Net investment gains (losses)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge.  The fair value of the underlying assets for the embedded derivative is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the three and six months ended June 30, 2024 and June 30, 2023.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$710,623	$710,623	$-	$-
Corporate bonds	17,218,291	-	17,048,691	169,600
Municipal bonds	4,846,956	-	4,846,956	-
Redeemable preferred stock	3,113,899	-	3,113,899	-
Term loans	17,393,363	-	-	17,393,363
Mortgage backed and asset backed securities	32,988,518	-	32,654,768	333,750
Total fixed maturities	76,271,650	710,623	57,664,314	17,896,713
Equities:
Common stock	2,273,916	2,153,016	120,900	-
Preferred stock	1,484,182	-	1,484,182	-
Total equities	3,758,098	2,153,016	1,605,082	-
Other invested assets	2,628,726	-	-	2,628,726
Reinsurance contract allocated hedge	530,129	-	-	530,129
Limited partnership interests	415,721	-	-	415,721
Total	$83,604,324	$2,863,639	$59,269,396	$21,471,289

	December 31, 2023
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$724,668	$724,668	$-	$-
Corporate bonds	17,813,362	-	17,643,762	169,600
Municipal bonds	5,636,093	-	5,636,093	-
Redeemable preferred stock	3,305,569	-	3,305,569	-
Term loans	17,052,420	-	-	17,052,420
Mortgage backed and asset backed securities	29,977,408	-	29,489,908	487,500
Total fixed maturities	74,509,520	724,668	56,075,332	17,709,520
Equities:
Common stock	2,116,356	2,017,756	98,600	-
Preferred stock	1,469,529	-	1,469,529	-
Total equities	3,585,885	2,017,756	1,568,129	-
Other invested assets	2,239,683	-	-	2,239,683
Reinsurance contract allocated hedge	673,681	-	-	673,681
Limited partnership interests	389,827	-	-	389,827
Total	$81,398,596	$2,742,424	$57,643,461	$21,012,711

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Six Months Ended June 30, 2024	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$487,500	$17,052,420	$2,239,683
Principal payment	-	-	(2,677,702)	(5,805)
Acquisition	-	-	2,878,025	80,868
Investment related gains (losses), net	-	(153,750)	140,620	313,980
Fair value, end of period	$169,600	$333,750	$17,393,363	$2,628,726

		Mortgage		Other
For the Three Months Ended June 30, 2024	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$487,500	$16,661,299	$2,234,249
Principal payment	-	-	(2,135,115)	(365)
Acquisition	-	-	2,725,741	54,548
Investment related gains (losses), net	-	(153,750)	141,438	340,294
Fair value, end of period	$169,600	$333,750	$17,393,363	$2,628,726

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

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial Assets:
Cash and cash equivalents	$7,237,753	$7,237,753	$7,237,753	$-	$-
Mortgage loans on real estate	21,566,157	21,566,157	-	-	21,566,157
Limited partnership interests	415,721	415,721	-	-	415,721
Investment income due and accrued	650,353	650,353	-	-	650,353
Reinsurance contract allocated hedge	530,129	530,129	-	-	530,129
Policy loans	27,666	27,666	-	-	27,666
Total Financial Assets (excluding available for sale investments)	$30,427,779	$30,427,779	$7,237,753	$-	$23,190,026

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,505,821	64,857,350	-	-	64,857,350
Total Financial Liabilities	$79,505,821	$65,857,350	$-	$-	$65,857,350

	December 31, 2023

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$8,982,138	$8,982,138	$8,982,138	$-	$-
Mortgage loans on real estate	19,617,253	19,617,253	-	-	19,617,253
Limited partnership interests	221,426	221,426	-	-	221,426
Investment income due and accrued	1,878,620	1,878,620	-	-	1,878,620
Reinsurance contract allocated hedge	673,681	673,681	-	-	673,681
Policy loans	26,132	26,132	-	-	26,132
Total Financial Assets (excluding available for sale investments)	$31,399,250	$31,399,250	$8,982,138	$-	$22,417,112

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,063,888	67,401,118	-	-	67,401,118
Total Financial Liabilities	$79,063,888	$68,401,118	$-	$-	$68,401,118

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Income Tax Provision

The Company uses the estimated effective tax rate ("ETR") method in computing the interim tax provision. Certain items, including those deemed unusual, infrequent, or that cannot be reliably estimated, are treated as discrete items and excluded from the estimated annual ETR ("AETR"). In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the AETR, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs. The AETR is revised, as necessary, at the end of successive interim reporting periods.

The Company's effective income tax rate was 22.3% for the six months ended June 30, 2024, compared with 17.7% for the same period in 2023. The ETR differs from the statutory rate of 21% primarily due to tax favored investments (i.e., tax-exempt interest and the dividends received deduction) and an increase the the valuation allowance associated with capital loss carryforwards. The change in the ETR for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the six months ended June 30, 2024 from the full year-ended December 31, 2023 ETR of (136.2)% due to the prior year release in valuation allowance offset by prior period adjustments.

The Company is required to evaluate the recoverability of its deferred tax assets and establish a valuation allowance, if necessary, to reduce its deferred tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required when determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. When evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies the Company would employ to avoid a tax benefit from expiring unused.

As of June 30, 2024, based on all available evidence, we concluded that a valuation allowance should remain on a portion of the deferred tax asset related to capital loss carryforwards that are not more-likely-than-not to be realized. For the six months ended June 30, 2024, the Company recorded an increase of $31K to the valuation allowance associated with capital loss carryforwards. The expense was recorded in the income tax expense. At June 30, 2024 and December 31, 2023, the Company has recorded a total valuation allowance for $372K and $342K, respectively, associated with the life insurance net operating losses subject to limitations under IRC section 382 and captial loss carryforwards.

Note 6.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of June 30, 2024 December 31, 2023, the Company had funded $389,827 of this commitment.

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

The recognition of credit losses on debt securities is dependent on the facts and circumstances related to the specific security. If we determine a credit loss exists, the difference between amortized cost and fair value is recognized in the consolidated statements of comprehensive income (loss).  Our membership in the Federal Home Loan Bank (“FHLB”) provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery for liquidity purposes.

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

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed would be charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in net investment gains (losses) on the consolidated statements of comprehensive income (loss).

Other invested assets include collateral loans and private credit investments. The collateral loans and private credit investments are carried at fair value.  The inputs used to measure these assets are classified as Level 3 within the fair value hierarchy.

Limited partnership interests consist of an investment in Mutual Capital Investment Fund. Limited partnerships interests are carried at net asset value as determined by a third-party valuation.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the six months ended June 30, 2024 and 2023 are summarized in the table below.

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Income:
Premium income	$7,754,887	$6,602,485
Net investment income	3,995,480	3,289,494
Net investment gains (losses)	512,660	890,476
Other income	375,268	170,743
Total income	$12,638,295	$10,953,198

Our first six months 2024 total income increased to $12,638,295, an increase of $1,685,097 or 15% from the 2023 first six months total income of $10,953,198. The increase is driven by increased premiums and net investment income.   The Company was required to implement a new accounting standard in 2019 which results in unrealized gains and losses on equity securities being included in total income. This standard continues to result in increased volatility in total income.

Total income for the three months ended June 30, 2024 and 2023 are summarized in the table below.

	Three Months Ended June 30,
	2024	2023
	(unaudited)
Income:
Premium income	$4,086,804	$3,261,160
Net investment income	2,325,523	1,783,884
Net investment gains (losses)	372,308	543,374
Other income	229,575	86,955
Total income	$7,014,210	$5,675,373

 Our first three months 2024 total income increased to $7,014,210, an increase of $825,644 or 25% from the 2023 first three months total income of $5,675,373. The increase is driven by increased premiums and net investment income.

Premium income: Premium income for the first six months of 2024 was $7,754,887 compared to $6,602,485 in 2023, an increase of $1,152,402 or 18%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the six months ended June 30, 2024 and 2023 are summarized in the following table.

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Direct	$5,755,140	$4,759,700
Assumed	2,745,102	2,528,845
Ceded	(745,355)	(686,060)
Total	$7,754,887	$6,602,485

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Premium income for the three months ended June 30, 2024 was $4,086,804 compared to $3,261,160 in 2023, an increase of $825,644 or 25%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended June 30, 2024 and 2023 are summarized in the following table.

	Three Months ended June 30,
	2024	2023
	(unaudited)
Direct	$3,157,864	$2,372,102
Assumed	1,315,385	1,249,644
Ceded	(386,445)	(360,586)
Total	$4,086,804	$3,261,160

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Fixed maturities	$2,888,149	$2,895,537
Mortgages	906,519	1,003,013
Equity securities	164,145	394,800
Other invested assets	58,814	100,865
Cash and cash equivalents	194,575	35,960
	4,212,202	4,430,175
Less investment expenses	(216,722)	(1,140,681)
	$3,995,480	$3,289,494

Net investment income for the first six months of 2024 was $3,995,480, compared to $3,289,494in 2023, an increase of $705,986 or 21%. This increase in investment income is a result of improved yields.

The components of net investment income for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024	2023
	(unaudited)

Fixed maturities	$1,578,420	$1,856,114
Mortgages	499,970	$493,991
Equity securities	80,980	184,430
Funds withheld	-	-
Other invested assets	(1,241)	54,925
Cash and cash equivalents	105,603	21,939
	2,263,731	2,611,399
Less investment expenses	61,792	(827,515)
	$2,325,523	$1,783,884

Net investment income for the three months ended June 30, 2024 was $2,325,523, compared to $1,783,884in 2023, an increase of $541,639 or 30%. This increase in investment income is a result of improved yields and reduced investment expenses.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the six months ended June 30, 2024, net investment gains is comprised of $587,009 of unrealized gains on our equity portfolio and our reinsurance treaties, net realized losses of $44,954, a loss on the increase in allowance for credit losses of $125,700, and a gain on the change in the fair value of our embedded derivatives of $96,215. For the six months ended June 30, 2023, net investment gains is comprised of $356,444 of unrealized gains on our equity portfolio and reinsurance treaties, net realized losses of $78,883, a gain on the reduction in allowance for credit losses of $115,762, and a gain on the change in the fair value of our embedded derivative of $497,153. For the quarter ended June 30, 2024, net investment gains is comprised of $490,688 of unrealized gains on our equity portfolio and reinsurance treaties, net realized losses of $9,056, a loss on the increase in allowance for credit losses of $125,700, and a gain on the change in the fair value of our embedded derivatives of $16,286. For the quarter ended June 30, 2023, net investment gains is comprised of $110,298 of unrealized gains on our equity portfolio and reinsurance treaties, net realized losses of $263,968, a gain on the reduction in allowance for credit losses of $102,537, and a gain on the change in the fair value of our embedded derivative of $594,487.

Realized gains and losses related to the sale of securities for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2024	2023
Gross gains	$22,070	$188,777
Gross losses	(67,024)	(267,660)
Realized gains (losses)	$(44,954)	$(78,883)

Fixed maturity securities	(116,563)	-
Mortgage loans on real estate	(9,137)	115,762
(Increase) Decrease in allowance for credit losses	$(125,700)	$115,762

Realized gains and losses related to the sale of securities for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2024	2023
Gross gains	$16,006	$-
Gross losses	(25,062)	(263,968)
Net security losses	$(9,056)	$(263,968)

Fixed maturity securities	(116,563)	-
Mortgage loans on real estate	(9,137)	102,537
Decrease in allowance for credit losses	$(125,700)	$102,537

Other income: Other income for the six months ended June 30, 2024 was $375,268 compared to $170,743 in 2023, an increase of $204,525. Other income for the three months ended June 30, 2024 was $229,575 compared to $86,955 in 2023, an increase of $142,620. The increases were the result of implementation fees for a third-party administration agreement.

Expenses. Expenses for the six months ended June 30, 2024 and 2023 are summarized in the table below.

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Expenses:
Death claims	$2,123,225	$1,719,533
Policyholder benefits	3,761,934	3,497,865
Increase in policyholder reserves	2,487,524	1,986,195
Commissions, net of deferrals	436,368	362,516
Amortization of deferred acquisition costs	697,373	691,711
Amortization of value of business acquired	46,210	46,210
Salaries & benefits	708,403	736,116
Other operating expenses	1,434,792	949,201
Total expense	$11,695,829	$9,989,347

Expenses for the three months ended June 30, 2024 and 2023 are summarized in the table below.

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Expenses:
Death claims	$1,004,645	$777,831
Policyholder benefits	1,926,866	1,933,830
Increase in policyholder reserves	1,507,855	938,317
Commissions, net of deferrals	235,267	190,785
Amortization of deferred acquisition costs	334,563	324,589
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	361,701	372,828
Other operating expenses	691,699	425,688
Total expense	$6,085,701	$4,986,973

Death claims: Death benefits were $2,123,225 in the six months ended June 30, 2024 compared to $1,719,533 for 2023, an increase of $403,692 or 23%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $1,004,645 in the three months ended June 30, 2024 compared to $777,831 for 2023, an increase of $226,814 or 29%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $3,761,934 in the six months ended June 30, 2024 compared to $1,719,533 in 2023, an increase of $264,069 or 8%. The primary driver of this increase is an increase in assumed benefits.

Policyholder benefits were $1,926,866 in the three months ended June 30, 2024 compared to $1,933,830 in 2023, a decrease of $6,964 or 0%. Benefits were essentially unchanged from the second quarter of 2023.

Increase in policyholder reserves: Policyholder reserves increased $2,487,524 in the six months ended June 30, 2024, compared to $1,986,195 in 2023, an increase of $501,329 or 25%. The increase in reserve growth is driven by increased premiums.

Policyholder reserves increased $1,507,855 in the three months ended June 30, 2024, compared to $938,317 in 2023, an increase of $569,538 or 61%. The increase in reserve growth is driven by increased premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $436,368 in the six months ended June 30, 2024, compared to $362,516 in 2023, an increase of $73,852 or 20%. This increase is due to an increase in and changing mix of premiums.

Commissions, net of deferrals, were $235,267 in the three months ended June 30, 2024, compared to $190,785 in 2023, an increase of $44,482 or 23%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $697,373 in the six months ended June 30, 2024, compared to $691,711 in 2023, an increase of $5,662 or 1%. The increase is driven by normal adjustments to DAC amortization which occur over the life of a policy.

The amortization of DAC was $334,563 in the three months ended June 30, 2024, compared to $324,589 in 2023, an increase of $9,974 or 1%. The increase is driven by adjustments to DAC amortization which occur over the life of a policy.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $46,210 in the six months ended June 30, 2024 and 2023, respectively.  VOBA is being amortized straight-line over 30 years. The amortization of VOBA was $23,105 in the three months ended June 30, 2024 and 2023, respectively.

Salaries and benefits: Salaries and benefits were $708,403 for the six months ended June 30, 2024, compared to $736,116 in 2023, a decrease of $27,713 or 4%. The decrease was driven by lower employee compensation costs.

Salaries and benefits were $361,701 for the three months ended June 30, 2024, compared to $372,828 in 2023, a decrease of $11,127 or 3%. The decrease was driven by lower employee compensation costs.

Other expenses: Other operating expenses were $1,434,792 in the six months ended June 30, 2024, compared to $949,201 in 2023, an increase of $485,591 or 51%. The increase is driven by increased audit and actuarial costs.  Audit costs have increased over 200% and actuarial costs are up 25%.

Other operating expenses were $691,699 in the three months ended June 30, 2024, compared to $425,688 in 2023, an increase of $266,011 or 62%. The increase is driven by increased audit and actuarial costs.

Federal income tax expenses: Federal income tax expense of $217,432 was recorded for the three and six months ended June 30, 2024. No such expense was recorded for the three and six months ended June 30, 2023.

Net Income: Our net income was $725,034 in the six months ended June 30, 2024 compared to net income of $963,851 in 2023, a decrease of $238,817. Our net income per share was $0.09 compared to net income per share of $0.12 in 2023, basic and diluted. Our net income was $711,0774 in the three months ended June 30, 2024 compared to net income of $688,400 in 2023, an increase of $22,677. Our net income per share was $0.09 compared to net income per share of $0.09 in 2023, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $129,286,623 as of June 30, 2024, an increase of $3,201,987 or 3% from December 31, 2023 assets of $126,084,636. This is primarily the result of an increase in fixed maturity securities and mortgage loans.

Available for sale fixed maturity securities: As of June 30, 2024, we had available for sale fixed maturity assets of $76,271,650, an increase of $1,762,130 or 2% from the December 31, 2023 balance of $74,509,520. The increase is driven by new purchases and increased market value.

Equity securities, at fair value: As of June 30, 2024, we had equity assets of $3,758,098, an increase of $172,213 or 5% from the December 31, 2023 balance of $3,585,885. This increase is driven by an increase in value of our equity securities.

Limited partnership interests: As of June 30, 2024, we had limited partnership interests of $415,721, an increase of $25,894 or 7% from our December 31, 2023 balance of $389,827.  This is related to our investment in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of June 30, 2024, we had mortgage loans on real estate of $21,566,157, an increase of $1,948,904 or 10% from the December 31, 2023 balance of $19,617,253. The increase is the result of new mortgage loan participations.

Other invested assets: As of June 30, 2024, we had other invested assets of $2,628,726, an increase of $389,043 or 17% from the December 31, 2023 balance of $2,239,683.

Policy loans: As of June 30, 2024, our policy loans were $27,666, a increase of $1,534 or 6% from the December 31, 2023 balance of $26,132. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of June 30, 2024, we had real estate assets of $1,660,040 related to our home office building, a decrease of $26,628 from the December 31, 2023 balance of $1,686,668. The decrease is the result of normal depreciation.

Cash and cash equivalents: As of June 30, 2024, we had cash and cash equivalent assets of $7,237,753, a decrease of $1,744,385 or 19% from the December 31, 2023 balance of $8.982.138. This increase was the result of cash being redeployed into invested assets.

Investment income due and accrued: As of June 30, 2024, our investment income due and accrued was $650,353 compared to $1.878.620 as of December 31, 2023, a decrease of $1,128,267 or 65%. This decrease is attributable to investment activity.

Reinsurance related assets: As of June 30, 2024, our reinsurance related assets were $3,082,931 compared to $1,039,274 as of December 31, 2023, an increase of $2,043,657. This increase is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of June 30, 2024, our deferred acquisition costs were $4,349,648 compared to $4,751,497 as of December 31, 2023, a decrease of $401,849 or 9%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of June 30, 2024 our value of business acquired asset was $2,379,763 compared to $2,425,973 as of December 31, 2023, a decrease of $46,210 or 2%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of June 30, 2024 our property, equipment and software assets were $142,056, an increase of $3,800 from the December 31, 2023 balance of $138,256. This increase is the result of the purchase of computers in 2024.

Goodwill: As of June 30, 2024 and December 31, 2023, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,701,485 as of June 30, 2024, a decrease of 187,422 from the December 31, 2023 balance of$3,888,907. The decrease is the result of deferred federal income tax expense.

Other assets: As of June 30, 2024, our other assets were $990,203, an increase of $489,573 or 98% from the December 31, 2023 balance of $500,630. This increase is the result of normal business activity.

Liabilities. Our total liabilities were $118,343,406 as of June 30, 2024, an increase of $2,589,847 or 2% from our December 31, 2023 liabilities of $115,753,559. This increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of June 30, 2024 were $115,607,187 compared to $112,563,626 as of December 31, 2023, an increase of $3,043,561 or 3%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of June 30, 2024, our accounts payable and accrued expenses were $1,684,684 compared to $2,053,363 as of December 31, 2023, a decrease of $368,679 or 18%. The decrease is driven by reduced investment fees payable.

Federal Home Loan Bank advance: As of June 30, 2024 and December 31, 2023, respectively, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of June 30, 2024, we had other liabilities of $51,535 compared to $136,570 as of December 31, 2023, a decrease of $85,035.  The decrease is the result of changes in investment-related payables.

Shareholders’ Equity. Our shareholders’ equity was $10,943,217 as of June 30, 2024, an increase of $612,140 or 6% from our December 31, 2023 shareholders’ equity of $10,331,077. The increase in shareholders’ equity was driven by our net income.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$710,623	0.6%	$724,668	0.7%
Corporate bonds	17,218,291	15.2%	17,813,362	16.0%
Municipal bonds	4,846,956	4.3%	5,636,093	5.1%
Redeemable preferred stocks	3,113,899	2.7%	3,305,569	3.0%
Term Loans	17,393,363	15.3%	17,052,420	15.4%
Mortgage backed and asset backed securities	32,988,518	29.0%	29,977,408	27.0%
Total fixed maturities	76,271,650	67.1%	74,509,520	67.1%
Mortgage loans	21,566,157	19.0%	19,617,253	17.7%
Other invested assets	2,628,726	2.3%	2,239,683	2.0%
Limited partnership interests	415,721	0.4%	389,827	0.4%
Equities:
Common stock	2,273,916	2.0%	2,116,356	1.9%
Preferred stock	1,484,182	1.3%	1,469,529	1.3%
Total equities	3,758,098	3.3%	3,585,885	3.2%
Real estate, net of depreciation	1,660,040	1.5%	1,686,668	1.5%
Cash and cash equivalents	7,237,753	6.4%	8,982,138	8.1%
Total	$113,538,145	100.0%	$111,010,974	100.0%

The total value of our investments and cash and cash equivalents increased to $113,538,145 as of June 30, 2024 from $111,010,974 at December 31, 2023, an increase of $2,527,171 or 2%. Increases in investments are primarily attributable to premium income.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$5,706,830	7.5%	$4,259,281	5.7%
AA	10,038,684	13.2%	11,274,407	15.1%
A	13,983,437	18.3%	18,479,331	24.8%
BBB	37,129,113	48.8%	33,714,311	45.3%
BB	3,043,923	4.0%	3,033,357	4.1%
Not Rated - Private Placement	6,280,603	8.2%	3,748,833	5.0%
Total	$76,271,650	100.0%	$74,509,520	100.0%

The amortized cost and fair value of debt securities as of June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$323,268	$323,268	$152,840	$147,835
After one year through five years	16,561,985	16,521,520	16,397,124	16,461,777
After five years through ten years	6,024,798	5,808,614	6,371,607	6,112,389
More than 10 years	21,149,321	17,515,831	21,488,624	18,504,542
Redeemable preferred stocks	3,290,872	3,113,899	3,622,572	3,305,569
Mortgage backed and asset backed securities	33,320,800	32,988,518	30,621,025	29,977,408
Total amortized cost and fair value	$80,671,044	$76,271,650	$78,653,792	$74,509,520

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

We work to mitigate our exposure to adverse interest rate movements through laddering the maturities of the fixed maturity investments and through maintaining cash and other short-term investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.  Additionally, USALSC is a member of the FHLB of Topeka, which provides access to liquidity and further reduces the likelihood of disposing of fixed maturities at a loss.

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

Net cash provided by operating activities was $1,481,761 for the six months ended June 30, 2024. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $2,662,186. The primary source of cash was proceeds of fixed maturity, mortgage, and equity investments sales and repayments. Cash used by financing activities was $563,960. The primary uses of cash were withdrawals on deposit-type contracts.

At June 30, 2024, we had cash and cash equivalents totaling $7,237,753. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2024, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner. This offering was terminated in the second quarter of 2024.

During the quarter ended June 30, 2024, the Company did not issue any shares of common stock pursuant to a private placement offering to residents of the state of North Dakota (the “North Dakota Offering”).  This offering was terminated in the second quarter of 2024.

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

US Alliance
Corporation
(Registrant)

Date	August 14, 2024
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman