Form 10-Q
period 2024-09-30
US Alliance Corp
filed 2024-11-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of November 1, 2024

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

1.  FINANCIAL STATEMENTS

US Alliance Corporation
Consolidated Balance Sheets
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $80,998,137 and $78,653,792, net of allowances for credit losses of $0 and $0, as of September 30, 2024 and December 31, 2023, respectively)	$78,864,062	$74,509,520
Equity securities, at fair value	3,934,398	3,585,885
Limited partnership interests	415,721	389,827
Mortgage loans on real estate (net of allowance for credit losses of $53,794 and $21,644 as of September 30, 2024 and December 31, 2023, respectively)	25,662,587	19,617,253
Other invested assets	2,803,831	2,239,683
Policy loans	30,978	26,132
Real estate, net of depreciation	1,666,197	1,686,668
Total investments	113,377,774	102,054,968

Cash and cash equivalents	4,492,006	8,982,138
Investment income due and accrued	995,105	1,878,620
Reinsurance related assets	715,731	1,039,274
Deferred acquisition costs, net	4,134,810	4,751,497
Value of business acquired, net	2,356,658	2,425,973
Property, equipment and software, net	143,058	138,256
Goodwill	277,542	277,542
Federal and state income tax receivable	145,122	146,831
Deferred tax asset, net of valuation allowance	3,428,530	3,888,907
Other assets	1,616,333	500,630
Total assets	$131,682,669	$126,084,636

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$78,637,567	$78,063,888
Policyholder benefit reserves	38,275,547	34,233,185
Dividend accumulation	100,086	114,842
Advance premiums	180,166	151,711
Total policy liabilities	117,193,366	112,563,626

Accounts payable and accrued expenses	1,006,040	2,053,363
Federal Home Loan Bank advance	1,000,000	1,000,000
Other liabilities	156,760	136,570
Total liabilities	119,356,166	115,753,559

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,748,922 shares as of September 30, 2024 and December 31, 2023	774,893	774,893
Additional paid-in capital	22,964,490	22,964,490
Accumulated deficit	(10,139,272)	(10,491,934)
Accumulated other comprehensive loss	(1,273,608)	(2,916,372)
Total shareholders' equity	12,326,503	10,331,077

Total liabilities and shareholders' equity	$131,682,669	$126,084,636

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Income:
Premium income	$11,299,100	$9,955,527	$3,544,213	$3,353,042
Net investment income	5,306,212	5,092,863	1,310,732	1,803,369
Net investment gains (losses)	568,778	632,924	56,118	(257,552)
Other income	455,741	267,766	80,473	97,023
Total income	17,629,831	15,949,080	4,991,536	4,995,882

Expenses:
Death claims	2,938,512	2,621,079	815,287	901,546
Policyholder benefits	5,292,687	4,933,077	1,530,753	1,435,212
Increase in policyholder reserves	3,962,363	3,372,265	1,474,839	1,386,070
Commissions, net of deferrals	654,809	561,139	218,441	198,623
Amortization of deferred acquisition costs	1,046,775	1,059,974	349,402	368,263
Amortization of value of business acquired	69,315	69,315	23,105	23,105
Salaries & benefits	1,140,240	1,159,385	431,837	423,269
Other operating expenses	2,058,170	1,377,587	623,378	428,386
Total expense	17,162,871	15,153,821	5,467,042	5,164,474

Net income (loss) before tax	$466,960	$795,259	$(475,506)	$(168,592)

Deferred federal income tax (expense) benefit	(114,298)	-	103,134	-
Total federal income tax (expense) benefit	(114,298)	-	103,134	-

Net Income (loss)	$352,662	$795,259	$(372,372)	$(168,592)

Net income (loss) per common share, basic and diluted	$0.05	$0.10	$(0.05)	$(0.02)

Unrealized net holding gains (losses) arising during the period, net of tax	1,476,857	(1,316,832)	1,634,813	(1,615,296)
Reclassification adjustment for losses included in net income	165,907	589	120,845	-

Other comprehensive income (loss)	1,642,764	(1,316,243)	1,755,658	(1,615,296)

Comprehensive income (loss)	$1,995,426	$(520,984)	$1,383,286	$(1,783,888)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Nine and Three Months Ended September 30, 2024 and 2023 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Common stock issued, $7 per share	2,000	200	13,800	-	-	14,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive loss	-	-	-	(1,316,243)	-	(1,316,243)
Cumulative effect of changes in accounting principal	-	-	-	-	(150,373)	(150,373)
Net income	-	-	-	-	795,259	795,259
Balance, September 30, 2023	7,748,922	$774,893	$22,964,490	$(5,157,363)	$(11,174,751)	$7,407,269

Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Other comprehensive income	-	-	-	1,642,764	-	1,642,764
Net income	-	-	-	-	352,662	352,662
Balance, September 30, 2024	7,748,922	$774,893	$22,964,490	$(1,273,608)	$(10,139,272)	$12,326,503

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, June 30, 2023	7,748,922	$774,893	$22,964,490	$(3,542,067)	$(11,006,159)	$9,191,157
Common stock issued, $7 per share	-	-	-	-	-	-
Costs associated with common stock issued	-	-	-	-	-	-
Other comprehensive loss	-	-	-	(1,615,296)	-	(1,615,296)
Net loss	-	-	-	-	(168,592)	(168,592)
Balance, September 30, 2023	7,748,922	$774,893	$22,964,490	$(5,157,363)	$(11,174,751)	$7,407,269

Balance, June 30, 2024	7,748,922	$774,893	$22,964,490	$(3,029,266)	$(9,766,900)	$10,943,217
Other comprehensive income	-	-	-	1,755,658	-	1,755,658
Net loss	-	-	-	-	(372,372)	(372,372)
Balance, September 30, 2024	7,748,922	$774,893	$22,964,490	$(1,273,608)	$(10,139,272)	$12,326,503

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Cash Flows from operating activities:
Net income	$352,662	$795,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,364	38,817
Net (gains) losses realized on the sale of securities and net credit losses recognized in operations	171,776	103,325
Unrealized (gains) losses on equity securities	(1,006,400)	(311,127)
Change in fair value of embedded derivative	265,846	(425,122)
(Accretion) amortization of investment securities, net	(497,386)	(236,651)
Deferred acquisition costs capitalized	(430,088)	(394,449)
Deferred acquisition costs amortized	1,046,775	1,059,975
Value of business acquired amortized	69,315	69,315
Interest credited on deposit type contracts	1,479,337	1,328,688
(Increase) decrease in operating assets: Investment income due and accrued	883,515	(525,563)
Reinsurance related assets	57,697	(772,248)
Deferred tax assets, net of valuation allowance	460,377	-
Other assets	(1,113,994)	(244,699)
Increase (decrease) in operating liabilities: Policyowner benefit reserves	4,042,362	3,414,010
Dividend accumulation	(14,756)	(3,513)
Advance premiums	28,455	(16,484)
Other liabilities	20,190	(1,532)
Accounts payable and accrued expenses	(1,047,323)	2,248,135
Net cash provided by operating activities	4,827,724	6,126,136

Cash Flows from investing activities:
Purchase of fixed income investments	(12,099,066)	(6,022,114)
Purchase of equity investments	(341,452)	(477,673)
Purchase of mortgage investments	(13,296,032)	(4,150,647)
Purchase of other invested assets	(165,197)	(810,545)
Proceeds from fixed income sales and repayments	9,172,094	3,528,290
Proceeds from equity sales	1,229,759	1,106,288
Proceeds from mortgage repayments	7,096,806	5,249,848
Proceeds from other invested assets	39,431	547,952
Increase in policy loans	(4,846)	9,615
Purchase of property, equipment and software	(43,695)	(209,659)
Net cash used in investing activities	(8,412,198)	(1,228,645)

Cash Flows from financing activities:
Receipts on deposit-type contracts	5,039,078	3,544,001
Withdrawals on deposit-type contracts	(5,944,736)	(6,389,402)
Proceeds received from issuance of common stock, net of costs of issuance	-	9,232
Net cash used in financing activities	(905,658)	(2,836,169)

Net increase (decrease) in cash and cash equivalents	(4,490,132)	2,061,322

Cash and Cash Equivalents:
Beginning	8,982,138	4,091,507
Ending	$4,492,006	$6,152,829

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The results of operation for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2023.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2024, and December 31, 2023, USAC had 7,748,922 common shares issued and outstanding.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the nine months ended September 30, 2024 and 2023 were 7,748,922 and 7,747,455 shares, respectively. The weighted average number of shares outstanding during the three months ended September 30, 2024 and 2023 were 7,748,922 and 7,748,922 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three or nine months ended September 30, 2024 and 2023.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for annual periods beginning January 1, 2026, to be applied prospectively with an option for retrospective application (with early adoption permitted). The adoption of ASU 2023-09 will modify our disclosures but will not have an impact on our financial position or results of operations.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$798,365	$1,314	$(56,967)	$742,712
Corporate bonds	19,863,377	180,815	(2,129,319)	17,914,873
Municipal bonds	5,170,581	6,448	(438,190)	4,738,839
Redeemable preferred stock	2,563,224	619	(114,353)	2,449,490
Term loans	16,558,603	36,266	(12,117)	16,582,752
Mortgage backed and asset backed securities	36,043,987	1,142,624	(751,215)	36,435,396
Total available for sale	$80,998,137	$1,368,086	$(3,502,161)	$78,864,062

	December 31, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$790,976	$-	$(66,308)	$724,668
Corporate bonds	20,234,444	95,085	(2,516,167)	17,813,362
Municipal bonds	6,207,596	4,044	(575,547)	5,636,093
Redeemable preferred stock	3,622,572	1,699	(318,702)	3,305,569
Term loans	17,177,179	162,011	(286,770)	17,052,420
Mortgage backed and asset backed securities	30,621,025	520,599	(1,164,216)	29,977,408
Total available for sale	$78,653,792	$783,438	$(4,927,710)	$74,509,520

The amortized cost and fair value of debt securities as of September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$328,710	$328,710	$152,840	$147,835
After one year through five years	16,649,480	16,744,573	16,397,124	16,461,777
After five years through ten years	4,973,769	5,004,230	6,371,607	6,112,389
More than 10 years	20,438,967	17,901,663	21,488,624	18,504,542
Redeemable preferred stocks	2,563,224	2,449,490	3,622,572	3,305,569
Mortgage backed and asset backed securities	36,043,987	36,435,396	30,621,025	29,977,408
Total amortized cost and fair value	$80,998,137	$78,864,062	$78,653,792	$74,509,520

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns for the nine months ended September 30, 2024 and 2023 were $17,538,090 and $10,432,378, respectively. With the implementation of Cureent Expected Credit Losses (CECL)  changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2024	2023
Gross gains	$48,824	$193,318
Gross losses	(188,450)	(412,405)
Realized gains (losses)	$(139,626)	$(219,087)

Fixed maturity securities	-	-
Mortgage loans on real estate	(32,150)	115,762
(Increase) Decrease in allowance for credit losses	$(32,150)	$115,762

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended September 30, 2024 and 2023 were $4,807,697 and $4,666,065, respectively. Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2024	2023
Gross gains	$26,754	$4,541
Gross losses	(121,426)	(144,745)
Net security losses	$(94,672)	$(140,204)

Fixed maturity securities	116,563	-
Mortgage loans on real estate	(23,013)	-
Decrease in allowance for credit losses	$93,550	$-

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2024
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$289,974	$(56,967)	$289,974	$(56,967)
Corporate bonds	-	-	13,162,902	(2,129,319)	13,162,902	(2,129,319)
Municipal bonds	279,531	(2,651)	3,741,659	(435,539)	4,021,190	(438,190)
Redeemable preferred stock	-	-	2,376,031	(114,353)	2,376,031	(114,353)
Term loans	-	-	2,470,314	(12,117)	2,470,314	(12,117)
Mortgage backed and asset backed securities	4,957,905	(181,898)	5,065,200	(569,317)	10,023,105	(751,215)
Total fixed maturities	$5,237,436	$(184,549)	$27,106,080	$(3,317,612)	$32,343,516	$(3,502,161)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2023
Available for sale:
Fixed maturities:
US Treasury securities	$724,668	$(66,308)	$-	$-	$724,668	$(66,308)
Corporate bonds	262,673	(863)	15,653,914	(2,515,304)	15,916,587	(2,516,167)
Municipal bonds	523,744	(4,792)	4,825,568	(570,755)	5,349,312	(575,547)
Redeemable preferred stock	-	-	3,305,569	(318,702)	3,305,569	(318,702)
Term loans	3,739,859	(174,955)	3,534,621	(111,815)	7,274,480	(286,770)
Mortgage backed and asset backed securities	9,549,515	(219,946)	6,228,220	(944,270)	15,777,735	(1,164,216)
Total fixed maturities	$14,800,459	$(466,864)	$33,547,892	$(4,460,846)	$48,348,351	$(4,927,710)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of September 30, 2024 was 184, which represented an unrealized loss of $3,502,161 of the aggregate carrying value of those securities. The 184 securities breakdown as follows: 99 bonds, 60 mortgage and asset backed securities, 14 term loans, and 11 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Commercial mortgage loans by property type
Condominium	$-	$377,621
Mixed use	2,143,632	-
Lodging	2,495,882	-
Multi-property	3,729,359	8,923,604
Multi-family	3,388,102	2,855,008
Industrial	1,800,000	1,000,000
Retail/Office	12,159,406	6,482,664
Total commercial mortgages	$25,716,381	$19,638,897
Allowance for credit losses	(53,794)	(21,644)
Carrying value	$25,662,587	$19,617,253

The Company’s mortgage loans by loan-to-value ratio as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Loan to value ratio
Over 70 to 80%	$1,648,463	$7,123,604
Over 60 to 70%	7,386,630	3,137,953
Over 50 to 60%	7,670,659	2,322,273
Over 40 to 50%	2,322,344	2,327,436
Over 30 to 40%	4,646,654	377,621
Over 20 to 30%	-	2,689,619
Over 10 to 20%	2,041,631	1,660,391
Total	$25,716,381	$19,638,897

Allowance for credit losses	(53,794)	(21,644)
Carrying value	$25,662,587	$19,617,253

The Company’s mortgage loans by maturity date as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Maturity Date
One year or less	$9,351,927	$14,599,568
After one year through five years	16,364,454	5,039,329
Total	$25,716,381	$19,638,897

Allowance for credit losses	(53,794)	(21,644)
Carrying value	$25,662,587	$19,617,253

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company individually evaluates its commercial mortgage loan portfolio for the establishment of a specific loan loss allowance.   A mortgage loan requires a specific allowance when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan requires an allowance, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had no mortgage loans that were on non-accrued status as of September 30, 2024 and December 31, 2023.  The were no mortgage loans delinquent on payments due to the Company as of September 30, 2024 and December 31, 2023.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three and nine months ended September 30, 2024 and June 30, 2023.

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

The following table presents a roll-forward of our specific and general valuation allowances for our commercial mortgage loan portfolio:

	Nine Months Ended September 30, 2024
	(unaudited)
	Individually Evaluated Allowance	General Allowance
Beginning allowance balance	$-	$21,644
Cumulative adjustment for changes in accounting principals	-	-
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	-	32,150
Ending Allowance	$-	$53,794

The individually evaluated allowance represents the total credit loss allowances on loans which are individually evaluated for allowance. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.  The change in provision for credit losses is recorded in net investment gains (losses).

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the nine months ended September 30, 2024 and 2023.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of fixed maturities, available-for-sale (AFS) in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized losses equal to the difference between the fair value on the impairment date and the amortized cost basis of the fixed maturity before recognizing the impairment.

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

The following table presents a roll-forward of our valuation allowances for our fixed maturity securities:

Three Months Ended September 30, 2024
(unaudited)
Specific Allowance
Beginning allowance balance	$116,563
Cumulative adjustment for changes in accounting principals	-
Charge-offs	-
Recoveries	-
Change in provision for credit losses	(116,563)
Ending Allowance	$-

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Fixed maturities	$4,366,080	$3,520,865
Mortgages	915,208	1,520,564
Equity securities	239,092	552,098
Other invested assets	253,174	159,935
Cash and cash equivalents	255,426	67,353
	6,028,980	5,820,815
Less investment expenses	(722,768)	(727,952)
	$5,306,212	$5,092,863

The components of net investment income for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023
	(unaudited)
Fixed maturities	$1,477,931	$625,328
Mortgages	8,689	517,551
Equity securities	74,947	157,298
Other invested assets	194,360	59,070
Cash and cash equivalents	60,851	31,393
	1,816,778	1,390,640
Less investment expenses	(506,046)	412,729
	$1,310,732	$1,803,369

Net Investment Gains (losses)

Net investment gains (losses) for the nine and three months ended September 30, 2024 and 2023 are summarized in the following tables:

	Nine Months Ended September 30,
	(unaudited)
	2024	2023
Recognized gains (losses) on sale of investments	$(139,626)	$(219,087)
Change in allowance for credit loss recognized in earnings	(32,150)	115,762
Unrealized net gains (losses) recognized in earnings	1,006,400	311,127
Embedded Derivative	(265,846)	425,122
Net investment gains (losses)	$568,778	$632,924

	Three Months Ended September 30,
	(unaudited)
	2024	2023
Recognized gains (losses) on sale of investments	$(94,672)	$(140,204)
Change in allowance for credit loss recognized in earnings	93,550	-
Unrealized net gains (losses) recognized in earnings	419,301	(45,317)
Embedded Derivative	(362,061)	(72,031)
Net investment gains (losses)	$56,118	$(257,552)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.	Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	September 30, 2024		December 31, 2023
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$151,249	-	$673,681	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ending	Nine Months Ending	Balance
	September 30, 2024	September 30, 2023	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(265,846)	$425,122	Net investment gains (losses)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss) for the three months ended September 30, 2024 and 2023:

	Three Months Ending	Three Months Ending	Balance
	September 30, 2024	September 30, 2023	Reported In
Derivatives:	(unaudited)	(unaudited)
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(362,061)	$(72,031)	Net investment gains (losses)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge.  The fair value of the underlying assets for the embedded derivative is generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the three and nine months ended September 30, 2024 and September 30, 2023.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$742,712	$742,712	$-	$-
Corporate bonds	17,914,873	-	17,745,273	169,600
Municipal bonds	4,738,839	-	4,738,839	-
Redeemable preferred stock	2,449,490	-	2,449,490	-
Term loans	16,582,752	-	-	16,582,752
Mortgage backed and asset backed securities	36,435,396	-	36,101,646	333,750
Total fixed maturities	78,864,062	742,712	61,035,248	17,086,102
Equities:
Common stock	2,351,171	2,230,271	120,900	-
Preferred stock	1,583,227	-	1,583,227	-
Total equities	3,934,398	2,230,271	1,704,127	-
Other invested assets	2,803,831	-	-	2,803,831
Reinsurance contract allocated hedge	151,249	-	-	151,249
Limited partnership interests	415,721	-	-	415,721
Total	$86,169,261	$2,972,983	$62,739,375	$20,456,903

	December 31, 2023
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$724,668	$724,668	$-	$-
Corporate bonds	17,813,362	-	17,643,762	169,600
Municipal bonds	5,636,093	-	5,636,093	-
Redeemable preferred stock	3,305,569	-	3,305,569	-
Term loans	17,052,420	-	-	17,052,420
Mortgage backed and asset backed securities	29,977,408	-	29,489,908	487,500
Total fixed maturities	74,509,520	724,668	56,075,332	17,709,520
Equities:
Common stock	2,116,356	2,017,756	98,600	-
Preferred stock	1,469,529	-	1,469,529	-
Total equities	3,585,885	2,017,756	1,568,129	-
Other invested assets	2,239,683	-	-	2,239,683
Reinsurance contract allocated hedge	673,681	-	-	673,681
Limited partnership interests	389,827	-	-	389,827
Total	$81,398,596	$2,742,424	$57,643,461	$21,012,711

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Nine Months Ended September 30, 2024	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$487,500	$17,052,420	$2,239,683
Principal payment	-	-	(3,793,088)	(39,431)
Acquisition	-	-	2,975,890	165,197
Investment related gains (losses), net	-	(153,750)	347,530	438,382
Fair value, end of period	$169,600	$333,750	$16,582,752	$2,803,831

		Mortgage		Other
For the Three Months Ended September 30, 2024	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginnig of period	$169,600	$333,750	$17,393,363	$2,628,726
Principal payment	-	-	(1,115,386)	(33,626)
Acquisition	-	-	97,865	84,329
Investment related gains (losses), net	-	-	206,910	124,402
Fair value, end of period	$169,600	$333,750	$16,582,752	$2,803,831

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

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial Assets:
Cash and cash equivalents	$4,492,006	$4,492,006	$4,492,006	$-	$-
Mortgage loans on real estate	25,662,587	25,662,587	-	-	25,662,587
Limited partnership interests	415,721	415,721	-	-	415,721
Investment income due and accrued	995,105	995,105	-	-	995,105
Reinsurance contract allocated hedge	151,249	151,249	-	-	151,249
Policy loans	30,978	30,978	-	-	30,978
Total Financial Assets (excluding available for sale investments)	$31,747,646	$31,747,646	$4,492,006	$-	$27,255,640

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,637,567	66,128,718	-	-	66,128,718
Total Financial Liabilities	$79,637,567	$67,128,718	$-	$-	$67,128,718

	December 31, 2023

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$8,982,138	$8,982,138	$8,982,138	$-	$-
Mortgage loans on real estate	19,617,253	19,617,253	-	-	19,617,253
Limited partnership interests	221,426	221,426	-	-	221,426
Investment income due and accrued	1,878,620	1,878,620	-	-	1,878,620
Reinsurance contract allocated hedge	673,681	673,681	-	-	673,681
Policy loans	26,132	26,132	-	-	26,132
Total Financial Assets (excluding available for sale investments)	$31,399,250	$31,399,250	$8,982,138	$-	$22,417,112

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,063,888	67,401,118	-	-	67,401,118
Total Financial Liabilities	$79,063,888	$68,401,118	$-	$-	$68,401,118

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Income Tax Provision

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

The Company's effective income tax rate was 26.9% for the nine months ended September 30, 2024, compared with 17.7% for the same period in 2023. The ETR differs from the statutory rate of 21% primarily due to tax favored investments (i.e., tax-exempt interest and the dividends received deduction) and an increase the the valuation allowance associated with capital loss carryforwards. The change in the ETR for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the nine months ended September 30, 2024 from the full year-ended December 31, 2023 ETR of (136.2)% due to the prior year release in valuation allowance offset by prior period adjustments.

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

As of September 30, 2024, based on all available evidence, we concluded that a valuation allowance should remain on a portion of the deferred tax asset related to capital loss carryforwards that are not more-likely-than-not to be realized. For the nine months ended September 30, 2024, the Company recorded an increase of $35,960 to the valuation allowance associated with capital loss carryforwards. The expense was recorded in the income tax expense. At September 30, 2024 and December 31, 2023, the Company has recorded a total valuation allowance for $377,644 and $341,684, respectively, associated with the life insurance net operating losses subject to limitations under IRC section 382 and capital loss carryforwards.

Note 6.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of September 30, 2024 and December 31, 2023, the Company had funded $389,827 of this commitment.

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

The Company assumes business under reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into an agreement (the “2017 ALSC Agreement”) t to assume 100% of a certain block of life insurance policies from American Life & Security Company (“ALSC”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into an agreement with ALSC (the “2020 ALSC Agreement “) to assume a quota share percentage of a block of annuity policies. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the nine months ended September 30, 2024 and 2023 are summarized in the table below.

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Income:
Premium income	$11,299,100	$9,955,527
Net investment income	5,306,212	5,092,863
Net investment gains (losses)	568,778	632,924
Other income	455,741	267,766
Total income	$17,629,831	$15,949,080

In the first nine months of 2024, total income increased to $17,269,831, an increase of $1,680,751 or 11% from the 2023 first nine months total income of $15,949,080. The increase is driven by increased premiums and net investment income.   The Company records unrealized gains and losses on equity securities in total income in accordance with accounting standards. This standard continues to result in increased volatility in total income.

Total income for the three months ended September 30, 2024 and 2023 are summarized in the table below.

	Three Months Ended September 30,
	2024	2023
	(unaudited)
Income:
Premium income	$3,544,213	$3,353,042
Net investment income	1,310,732	1,803,369
Net investment gains (losses)	56,118	(257,552)
Other income	80,473	97,023
Total income	$4,991,536	$4,995,882

Our 2024 third quarter total income decreased to $4,991,536, a decrease of $4,346 or 0% from the 2023 third quarter total income of $4,995,882. The decrease was driven by decreased net investment income.

Premium income: Premium income for the first nine months of 2024 was $11,299,100 compared to $9,955,527 in the first nine months of 2023, an increase of $1,343,573 or 14%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the nine months ended September 30, 2024 and 2023 are summarized in the following table.

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Direct	$8,722,136	$7,500,108
Assumed	3,754,250	3,513,157
Ceded	(1,177,286)	(1,057,738)
Total	$11,299,100	$9,955,527

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Premium income for the three months ended September 30, 2024 was $3,544,213 compared to $3,353,042 for the same period in 2023, an increase of $191,171 or 6%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended September 30, 2024 and 2023 are summarized in the following table.

	Three Months ended September 30,
	2024	2023
	(unaudited)
Direct	$2,966,996	$2,740,408
Assumed	1,009,148	984,312
Ceded	(431,931)	(371,678)
Total	$3,544,213	$3,353,042

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Fixed maturities	$4,366,080	$3,520,865
Mortgages	915,208	1,520,564
Equity securities	239,092	552,098
Other invested assets	253,174	159,935
Cash and cash equivalents	255,426	67,353
	6,028,980	5,820,815
Less investment expenses	(722,768)	(727,952)
	$5,306,212	$5,092,863

Net investment income for the first nine months of 2024 was $5,306,212, compared to $5,092,863 for the same period in 2023, an increase of $213,349 or 4%. This increase in investment income is a result of improved yields.

The components of net investment income for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023
	(unaudited)
Fixed maturities	$1,477,931	$625,328
Mortgages	8,689	517,551
Equity securities	74,947	157,298
Other invested assets	194,360	59,070
Cash and cash equivalents	60,851	31,393
	1,816,778	1,390,640
Less investment expenses	(506,046)	412,729
	$1,310,732	$1,803,369

Net investment income for the three months ended September 30, 2024 was $1,310,732, compared to $1,803,369 for the same period in 2023, a decrease of $492,637 or 27%. This decrease in investment income is a result of a one-time adjustment in interest income on two high performing mortgage loans.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2024, net investment gains are summarized in the following table.

	Nine Months Ended September 30,
	(unaudited)
	2024	2023
Recognized gains (losses) on sale of investments	$(139,626)	$(219,087)
Change in allowance for credit loss recognized in earnings	(32,150)	115,762
Unrealized net gains (losses) recognized in earnings	1,006,400	311,127
Embedded Derivative	(265,846)	425,122
Net investment gains (losses)	$568,778	$632,924

For the three months ended September 30, 2024 and 2023, net investment gains are summarized in the following table.

	Three Months Ended September 30,
	(unaudited)
	2024	2023
Recognized gains (losses) on sale of investments	$(94,672)	$(140,204)
Change in allowance for credit loss recognized in earnings	93,550	-
Unrealized net gains (losses) recognized in earnings	419,301	(45,317)
Embedded Derivative	(362,061)	(72,031)
Net investment gains (losses)	$56,118	$(257,552)

Realized gains and losses related to the sale of securities for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2024	2023
Gross gains	$48,824	$193,318
Gross losses	(188,450)	(412,405)
Realized gains (losses)	$(139,626)	$(219,087)

Fixed maturity securities	-	-
Mortgage loans on real estate	(32,150)	115,762
(Increase) Decrease in allowance for credit losses	$(32,150)	$115,762

Realized gains and losses related to the sale of securities for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2024	2023
Gross gains	$26,754	$4,541
Gross losses	(121,426)	(144,745)
Net security losses	$(94,672)	$(140,204)

Fixed maturity securities	116,563	-
Mortgage loans on real estate	(23,013)	-
Decrease in allowance for credit losses	$93,550	$-

Other income: Other income for the nine months ended September 30, 2024 was $455,741 compared to $267,766 for the same period in 2023, an increase of $187,975. The increase was the result of implementation fees for a third-party administration agreement. Other income for the three months ended September 30, 2024 was $80,473 compared to $97,023 for the same period in 2023, a decrease of $16,550. The increases were the result of implementation fees for a third-party administration agreement.

Expenses. Expenses for the nine months ended September 30, 2024 and 2023 are summarized in the table below.

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Expenses:
Death claims	$2,938,512	$2,621,079
Policyholder benefits	5,292,687	4,933,077
Increase in policyholder reserves	3,962,363	3,372,265
Commissions, net of deferrals	654,809	561,139
Amortization of deferred acquisition costs	1,046,775	1,059,974
Amortization of value of business acquired	69,315	69,315
Salaries & benefits	1,140,240	1,159,385
Other operating expenses	2,058,170	1,377,587
Total expense	$17,162,871	$15,153,821

Expenses for the three months ended September 30, 2024 and 2023 are summarized in the table below.

	Three Months Ended September 30,
	2024	2023
	(unaudited)
Expenses:
Death claims	$815,287	$901,546
Policyholder benefits	1,530,753	1,435,212
Increase in policyholder reserves	1,474,839	1,386,070
Commissions, net of deferrals	218,441	198,623
Amortization of deferred acquisition costs	349,402	368,263
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	431,837	423,269
Other operating expenses	623,378	428,386
Total expense	$5,467,042	$5,164,474

Death claims: Death benefits were $2,938,512 in the nine months ended September 30, 2024 compared to $2,621,079 for the same period in 2023, an increase of $317,433 or 12%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $815,287 in the three months ended September 30, 2024 compared to $901,546 for for the same period in 2023, a decrease of $86,259 or 10%. This decrease is attributable to quarterly variability in our growing block of in-force pre-need life insurance policies.

Policyholder benefits: Policyholder benefits were $5,292,687 in the nine months ended September 30, 2024 compared to $4,933,077 for the same period in 2023, an increase of $359,610 or 7%. The primary driver of this increase is an increase in assumed benefits.

Policyholder benefits were $1,530,753 in the nine months ended September 30, 2024 compared to $1,435,212 for the same period in 2023, an increase of $95,541 or 7%. The primary driver of this increase is an increase in assumed benefits.

Increase in policyholder reserves: Policyholder reserves increased $3,962,363 in the nine months ended September 30, 2024, compared to $3,372,265 for the same period in 2023, an increase of $590,098 or 18%. The increase in reserve growth is driven by increased premiums.

Policyholder reserves increased $1,474,839 in the three months ended September 30, 2024, compared to $1,435,212 for the same period in 2023, an increase of $88,769 or 6%. The increase in reserve growth is driven by increased premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $654,809 in the nine months ended September 30, 2024, compared to $561,139 for the same period in 2023, an increase of $93,670 or 17%. This increase is due to an increase in and changing mix of premiums.

Commissions, net of deferrals, were $218,441 in the three months ended September 30, 2024, compared to $198,623 for the same period in 2023, an increase of $19,818 or 10%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $1,046,775 in the nine months ended September 30, 2024, compared to $1,059,974 for the same period in 2023, a decrease of $13,199 or 1%. The decrease is driven by normal adjustments to DAC amortization which occur over the life of a policy.

The amortization of DAC was $349,402 in the three months ended September 30, 2024, compared to $368,263 for the same period in 2023, a decrease of $18,861 or 5%. The decrease is driven by adjustments to DAC amortization which occur over the life of a policy.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $69,315 in the nine months ended September 30, 2024 and 2023, respectively.  VOBA is being amortized straight-line over 30 years. The amortization of VOBA was $23,105 in the three months ended September 30, 2024 and 2023, respectively.

Salaries and benefits: Salaries and benefits were $1,140,240 for the nine months ended September 30, 2024, compared to $1,159,385 for the same period in 2023, a decrease of $19,145 or 2%. The decrease was driven by changes in staffing levels.

Salaries and benefits were $431,837 for the three months ended September 30, 2024, compared to $423,269 ior the same period in 2023, an increase of $8,568 or 2%. The increase was driven by changes in staffing levels.

Other expenses: Other operating expenses were $2,058,170 in the nine months ended September 30, 2024, compared to $1,377,587f or the same period in 2023, an increase of $680,583 or 49%. The increase is driven by increased audit and actuarial costs.  Audit costs this year have increased over 200% and actuarial costs are up over 45%.

Other operating expenses were $623,378 in the three months ended September 30, 2024, compared to $428,386 for the same period in 2023, an increase of $194,992 or 46%. The increase is driven by increased audit and actuarial costs.

Federal income tax expenses: Federal income tax expense of $114,298 was recorded for the nine months ended September 30, 2024. Federal income tax benefit of $103,134 was recorded for the three months ended September 30, 2024. No such benefit or expense was recorded for the three and nine months ended September 30, 2023.

Net Income: Our net income was $352,662 in the nine months ended September 30, 2024 compared to net income of $795,259 for the same period in 2023, a decrease of $442,597. Our net income per share was $0.05 compared to net income per share of $0.10 in 2023, basic and diluted. Our net loss was $372,372 in the three months ended September 30, 2024 compared to a net loss of $168,592 for the same period in 2023, a decrease of $203,780. Our net loss per share for the three  months ended September 30, 2024 was $0.05 compared to net loss per share of $0.02 for the same period in 2023, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $131,682,669 as of September 30, 2024, an increase of $5.598.033 or 4% from December 31, 2023 assets of $126,084,636. This is primarily the result of an increase in fixed maturity securities and mortgage loans.

Available for sale fixed maturity securities: As of September 30, 2024, we had available for sale fixed maturity assets of $78,864,062, an increase of $4,354,542 or 6% from the December 31, 2023 balance of $74,509,520. The increase is driven by new purchases and increased market value.

Equity securities, at fair value: As of September 30, 2024, we had equity assets of $3,934,398, an increase of $348,513 or 10% from the December 31, 2023 balance of $3,585,885. This increase is driven by an increase in value of our equity securities.

Limited partnership interests: As of September 30, 2024, we had limited partnership interests of $415,721, an increase of $25,894 or 7% from our December 31, 2023 balance of $389,827.  This is related to our investment in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of September 30, 2024, we had mortgage loans on real estate of $25,662,587, an increase of $6,045,334 or 31% from the December 31, 2023 balance of $19,617,253. The increase is the result of additional mortgage loan participations.

Other invested assets: As of September 30, 2024, we had other invested assets of $2,803,831, an increase of $564,148 or 25% from the December 31, 2023 balance of $2,239,683.

Policy loans: As of September 30, 2024, our policy loans were $30,978, an increase of $4,846 or 19% from the December 31, 2023 balance of $26,132. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of September 30, 2024, we had real estate assets of $1,666,197 related to our home office building, a decrease of $20,471 from the December 31, 2023 balance of $1,686,668. The decrease is the result of normal depreciation.

Cash and cash equivalents: As of September 30, 2024, we had cash and cash equivalent assets of $4,492,006, a decrease of $4,490,132 or 50% from the December 31, 2023 balance of $8.982.138. This decrease was the result of cash being redeployed into invested assets.

Investment income due and accrued: As of September 30, 2024, our investment income due and accrued was $995,105 compared to $1,878,620 as of December 31, 2023, a decrease of $883,515 or 47%. This decrease is attributable to investment activity.

Reinsurance related assets: As of September 30, 2024, our reinsurance related assets were $715,731 compared to $1,039,274 as of December 31, 2023, a decrease of $323,543. This decrease is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of September 30, 2024, our deferred acquisition costs were $4,134,810 compared to $4,751,497 as of December 31, 2023, a decrease of $616,687 or 13%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of September 30, 2024 our value of business acquired asset was $2,356,658 compared to $2,425,973 as of December 31, 2023, a decrease of $69,315 or 3%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of September 30, 2024 our property, equipment and software assets were $143,058, an increase of $4,802 from the December 31, 2023 balance of $138,256. This increase is the result of the purchase of computers in 2024.

Goodwill: As of September 30, 2024 and December 31, 2023, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,428,530 as of June 30, 2024, a decrease of $460,377 from the December 31, 2023 balance of $3,888,907. The decrease is the result of deferred federal income tax expense.

Other assets: As of September 30, 2024, our other assets were $1,616,333, an increase of $1,115,703 or 223% from the December 31, 2023 balance of $500,630. This increase is the result of a mortgage loan receivable.

Liabilities. Our total liabilities were $119,356,166 as of September 30, 2024, an increase of $3,602,607 or 3% from our December 31, 2023 liabilities of $115,753,559. This increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of September 30, 2024 were $117,193,366 compared to $112,563,626 as of December 31, 2023, an increase of $4,629,740 or 4%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of September 30, 2024, our accounts payable and accrued expenses were $1,006,040 compared to $2,053,363 as of December 31, 2023, a decrease of $1,047,323 or 51%. The decrease is driven by reduced investment fees payable.

Federal Home Loan Bank advance: As of September 30, 2024 and December 31, 2023, respectively, the Company has outstanding advances of $1,000,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of September 30, 2024, we had other liabilities of $156,760 compared to $136,570 as of December 31, 2023, an increase of $20,190.  The increase is the result of changes in investment-related payables.

Shareholders’ Equity. Our shareholders’ equity was $12,326,503 as of September 30, 2024, an increase of $1,995,426 or 19% from our December 31, 2023 shareholders’ equity of $10,331,077. The increase in shareholders’ equity was driven by an increase in the market value of our fixed maturity securities.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$742,712	0.6%	$724,668	0.7%
Corporate bonds	17,914,873	15.2%	17,813,362	16.0%
Municipal bonds	4,738,839	4.0%	5,636,093	5.1%
Redeemable preferred stocks	2,449,490	2.1%	3,305,569	3.0%
Term Loans	16,582,752	14.1%	17,052,420	15.4%
Mortgage backed and asset backed securities	36,435,396	30.8%	29,977,408	27.0%
Total fixed maturities	78,864,062	66.8%	74,509,520	67.1%
Mortgage loans	25,662,587	21.8%	19,617,253	17.7%
Other invested assets	2,803,831	2.4%	2,239,683	2.0%
Limited partnership interests	415,721	0.4%	389,827	0.4%
Equities:
Common stock	2,351,171	2.0%	2,116,356	1.9%
Preferred stock	1,583,227	1.3%	1,469,529	1.3%
Total equities	3,934,398	3.3%	3,585,885	3.2%
Real estate, net of depreciation	1,666,197	1.4%	1,686,668	1.5%
Cash and cash equivalents	4,492,006	3.8%	8,982,138	8.1%
Total	$117,838,802	100.0%	$111,010,974	100.0%

The total value of our investments and cash and cash equivalents increased to $117,838,802 as of September 30, 2024 from $111,010,974 at December 31, 2023, an increase of $6,827,828 or 6%. Increases in investments are primarily attributable to premium income and improved market values.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$5,753,085	7.3%	$4,259,281	5.7%
AA	10,887,490	13.8%	11,274,407	15.1%
A	13,025,643	16.5%	18,479,331	24.8%
BBB	36,829,368	46.8%	33,714,311	45.3%
BB	5,722,029	7.3%	3,033,357	4.1%
B	88,516	0.1%	-	0.0%
Not Rated - Private Placement	6,557,931	8.3%	3,748,833	5.0%
Total	$78,864,062	100.0%	$74,509,520	100.0%

The amortized cost and fair value of debt securities as of September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$328,710	$328,710	$152,840	$147,835
After one year through five years	16,649,480	16,744,573	16,397,124	16,461,777
After five years through ten years	4,973,769	5,004,230	6,371,607	6,112,389
More than 10 years	20,438,967	17,901,663	21,488,624	18,504,542
Redeemable preferred stocks	2,563,224	2,449,490	3,622,572	3,305,569
Mortgage backed and asset backed securities	36,043,987	36,435,396	30,621,025	29,977,408
Total amortized cost and fair value	$80,998,137	$78,864,062	$78,653,792	$74,509,520

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

Net cash provided by operating activities was $4,827,724 for the nine months ended September 30, 2024. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $8,412,198. The primary source of cash was proceeds of fixed maturity, mortgage, and equity investments sales and repayments. Cash used by financing activities was $905,658. The primary uses of cash were withdrawals on deposit-type contracts.

At September 30, 2024, we had cash and cash equivalents totaling $4,492,006. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2024, the Company did not issue any shares of common stock pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner. This offering was terminated in the second quarter of 2024.

During the quarter ended September 30, 2024, the Company did not issue any shares of common stock pursuant to a private placement offering to residents of the state of North Dakota.  This offering was terminated in the second quarter of 2024.

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

US Alliance
Corporation
(Registrant)

Date	November 13, 2024
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman