Form 10-K
period 2024-12-31
US Alliance Corp
filed 2025-03-18
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of March 1, 2025 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of March 1, 2025, 7,748,922 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2025 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

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

Our single pay life products (which include our Juvenile and Pre-Need products) accounted for 68% of 2024 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 16% of 2024 direct premium revenue. Our group products accounted for 16% of 2024 direct written premiums.

USALSC seeks opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or its subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2024, USALSC assumed premiums of $4,806,183.

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

On September 30, 2017, USALSC entered into a coinsurance agreement with American Life and Security Corporation ("ALSC”) to assume 100% of a certain block of life insurance policies (the "2017 ALSC Agreement”). USALSC is also the servicer of this block of policies. USALSC paid a ceding commission of $1,850,000 and received $7,153,663 from ALSC. The 2017 ALSC Agreement will remain in effect until all liabilities associated with this block of policies have been satisfied.

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

On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies.  As of December 31, 2024, the Company had $42.8 million in assumed annuity deposits under the 2020 ALSC Agreement.

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

As a part of its 2020 ALSC Agreement, USALSC contracted with 1505 Capital LLC to provide investment services on the assets, including mortgage loan participations, supporting this agreement.

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

Employees - As of December 31, 2024, USAC and its subsidiaries have thirteen full-time employees and three part-time employees.

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

Risks Associated with an Investment in USAC Stock

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. Our significant material risks are set forth below:

SHARE OWNERSHIP RISK - An investment in our voting common stock is speculative. Shares of our voting common stock constitute a high-risk investment in a business that has experienced profit in 5 of the last 6 years with accumulated losses of $10,018,342 since inception. No assurance or guaranty can be given that any of the benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting Common Stock. The entire value of the shares of USAC Common Stock may be lost.

OPERATING RISK - We faced the risks inherent in our business, including limited ability to raise additional capital, challenging product markets, limited revenues, as well as competition from better-capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand, costs of marketing or advertising, hacking of our administrative systems, and any impact from artificial intelligence. While we have been profitable for 5 of the last 6 years, there can be no assurance that our profitability will continue. The likelihood of future success must be considered in light of our history of operations with the cumulative accumulated operating losses. These risks make it difficult to predict our future revenues or results of operations accurately. Recent changes to accounting guidance and regulatory pronouncements increase our operating results' volatility. As a result, our financial results fluctuate. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes any liabilities arising from this contingency would not be material to the Company’s financial position.

BREACH OF INTERNAL CONTROLS/FRAUD – Internal controls are established on all aspects of the business. If internal controls are breached, fraud, incorrect payment of funds, incorrect claim processing, or other material issues within the Company could result. Fraud from internal or external sources will hurt profitability and strain and limit financial resources needed for company to grow.

GENERATIVE AI RISK – Generative AI challenges quality and accuracy; repeatability; data privacy; auditability; copyright; data quality; fraudulent use; skill of prompt engineering to derive useful outputs; as well as ethical considerations regarding bias, transparency, accessibility, accountability, and regulation. The Company continues to monitor this evolving risk.

CYBER ATTACK—A variety of cyber attacks can leave any Company vulnerable to data loss or theft, system shutdown, and a large-scale timeframe of being unable to conduct business-related activities.

DEFICIENCY OF INTERNAL CONTROLS OVER FINANCIAL REPORTING—A deficiency of internal controls could leave assets vulnerable to accidental loss or loss from fraud. The integrity of the information used to make accurate business decisions could be compromised, and the business may not be in compliance with many federal, state, and local laws and regulations affecting its operation.

STRUCTURAL RISK/SYSTEMS RISK – The loss of primary, secondary, and backup power systems at the office or at cloud data facilities, failure of networking devices, file servers, server crashes, or undiagnosed errors masked by automated failure detection systems can lead to catastrophic failure of core systems and large scale downtime events.

REINSURANCE RELATIONSHIP RISK – The Company relies upon its reinsurers to provide expertise, financial strength, and growth opportunities and they play a key role in the success of the Company. The loss of a key reinsurance relationship could impact the future success of the Company.

LIQUIDITY RISK – While USAC is considered a “public company” by the SEC, there is no public market for USAC Common Stock and no assurance that one will develop or be sustained or that USAC Common Stock will become publicly traded. Our securities are not listed for trading on any national securities exchange, nor are bid or asked quotations reported in any over-the-counter quotation service, and we do not intend to seek any such listing in the foreseeable future.

PROFITABILITY - As is common among small life insurance companies, we have historically incurred significant losses. As of December 31, 2024 we had a consolidated accumulated deficit of $10.0 million. These losses were attributable primarily to costs of administration, volatility in net investment gains and losses, the substantial costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy. However, the Company has been profitable in 2019, 2020, 2021, 2023, and 2024.

DIVIDENDS - We have not paid a cash dividend on USAC Common Stock and do not anticipate paying a cash dividend in the foreseeable future. We intend to retain available funds to be used to expand operations. The success of any investment in USAC Common Stock will depend upon any future appreciation of its value, which will depend on the success of our life insurance subsidiaries. We cannot guarantee that our common stock will appreciate in value or achieve or maintain a value equal to the price at which shares were purchased. Further, a market may never develop to sell shares of USAC Common Stock.

CAPITAL RISK - The law requires adequate capital and surplus calculated following statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements. The amount of capital and surplus required is based on certain “risk-based capital” standards established by statute and regulation and administered by regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated following statutory accounting principles, necessary for an insurance company to support its overall business operations. If we fail to maintain the required capital levels, our ability to conduct business would be compromised. Recent regulatory changes to bond classifications and other rules increase volatility and cause immediate changes to our required capital.

DILUTION RISK - In February 2010, we filed a prospectus with the Kansas Securities Commission to register shares of USAC Common Stock and warrants to purchase USAC Common Stock. In February 2015, we filed a Prospectus with the Kansas Securities Commission to register the common stock to be issued upon the exercise of the warrants, and in January 2016, filed a Supplement to the Prospectus to register an additional 1,500,000 shares of USAC Common Stock. This offering has been renewed annually by post-effective amendments to the original 2015 offering. We also commenced a private placement of USAC Common Stock in North Dakota in 2017.  Both offerings were terminated in the second quarter of 2024.  Any additional offerings of USAC securities that we may conduct in the future will reduce the ownership percentage of existing shareholders and be accretive to existing stockholder book value.

KEY EXECUTIVE RISK - The loss of services from a key executive could adversely affect our ability to execute our business plan. This could hamper profitability, response time, productivity, image, reputation, and confidence.  USAC has entered into employment agreements with its principal executive officer and principal financial officer. Still, such agreements cannot guarantee that such officers may not separate from the Company during the terms of their respective employment agreements or thereafter.  The death or disability of either of our executive officers would also harm the Company.

SEC REGISTRATION - USAC is a “public company” as defined by the Securities and Exchange Commission. As such, we incur significant legal, accounting, and other expenses under the Exchange Act and the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including establishing and maintaining effective disclosure and financial controls and appropriate corporate governance practices. Our board, management, and other personnel must devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and are time-consuming and costly.

LOSS OF EMERGING GROWTH COMPANY STATUS - The Company ceased to be deemed an “emerging growth company” as of December 31, 2022.  As a result, the costs and demands placed upon management may increase, as beginning with the fiscal year ended December 31, 2023, the Company is now required to comply with additional disclosure and accounting requirements. However, as long as the aggregate value of the Company’s common stock held by non-affiliates remains less than $250 million, the Company will qualify as a “smaller reporting company” as well as a “non-accelerated filer” eligible for relief from certain disclosure and reporting requirements. This will reduce some of the additional expense and management attention necessary for compliance.

Smaller reporting companies can provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and have certain other reduced disclosure obligations.

POTENTIAL ACQUISITION RISK - In addition to our organic growth, we pursue strategic acquisitions of insurance-related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economically beneficial to us. In pursuing acquisitions, we compete with other companies, who may have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition, and results of operations may be negatively affected.

●	An acquired business may not achieve anticipated revenues, earnings, or cash flows;

●	We may assume liabilities that were not disclosed or exceed estimates;

●	We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner;

●	Acquisitions could disrupt our ongoing business, distract our management, and divert our financial and human resources;

●	We may experience difficulties operating in markets in which we have no or only limited direct experience, and

●	There is the potential for loss of customers and key employees of any acquired company.

MARKETING STRATEGY RISK - Premium written depends primarily on our products, product pricing and ability to choose and timely and adequately train and motivate agents, producers, and brokers to sell our products.

Large life companies with greater financial resources, longer business histories, and possibly more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution capabilities, which makes it difficult to build our company.

Independent agents are not required to sell the Company’s products and are free to sell products from other licensed companies. We are committed to working to educate and incentivize independent agents to sell our products.

THE COMPANY’S INVESTMENTS ARE SUBJECT TO MARKET AND CREDIT RISKS - Our invested assets are subject to customary risks of credit defaults and changes in fair value and/or market value. Factors that may affect the overall default rate on and fair value of the Company’s invested assets include interest rate levels and changes, availability, and cost of liquidity, financial market performance, regulatory pronouncements, and general economic conditions.

NO INSURANCE RATING RISK – USACSC and USALSC-Montana have not been rated by a rating agency. The lack of a rating could result in loss of faith from producers, E&O carriers and consumers seeking products from a rated company, as well as a negative impact on ability to compete with rated companies.

Insurance ratings reflect the rating agencies’ opinion of an insurance company’s history, financial strength, operating performance, and ability to meet its obligations to policyholders. There can be no assurance that a rating agency will rate USALSC or USALSC-Montana or that any rating, if and when received, will be favorable.

Risks Associated with Companies in the Life Insurance Industry, including USAC and its subsidiaries

GENERAL REGULATORY RISK -All insurance operations are subject to government regulation in each state where they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned with the protection of policyholders rather than stockholders. Among other matters, the regulations require prior approval of acquisitions of insurance companies, solvency standards, licensing of insurers and their agents, investment restrictions, deposits of securities for the benefit of policyholders, approval of policy forms and premium rates, periodic examinations, and reserves for unearned premiums, losses, and other matters.

Compliance with insurance regulation is costly and time-consuming, requiring the filing of detailed annual reports, and the business and accounts are subject to examination by the applicable state insurance regulator.

Increased scrutiny has been placed upon the insurance regulatory framework during the past several years, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The National Association of Insurance Commissioners (“NAIC”) and state insurance regulators reexamine existing laws and regulations on an ongoing basis and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives and other regulatory changes may have a material adverse impact on the insurance industry. There is no assurance that the regulatory requirements of the insurance departments of their respective state of domicile or a similar department in any other state in which they may wish to transact business can be satisfied.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The amount of any future assessments to be made from known insolvencies cannot be predicted.

REGULATORY FACTORS RISK – Broad insurance laws in the states where we do business give insurance regulators broad regulatory authority. Combined with the Dodd-Frank Wall Street Reform and Consumer Protection Act, this authority can allow regulators to interpret and implement additional rules that may take several years to complete. The ultimate outcome of regulatory rulemaking proceedings cannot be predicted with certainty, and the regulations promulgated could have a material impact on consolidated financial results or financial conditions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) reshaped financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing additional enforcement powers to regulators. Virtually all major areas of the Reform Act remain subject to regulatory interpretation and implementation rules requiring rulemaking. The ultimate outcome of the regulatory rulemaking proceedings cannot be predicted. The regulations promulgated could have a material impact on consolidated financial results or financial condition.

COMPETITION RISK - Large life insurance companies that have greater financial resources, longer business histories, and may have more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution opportunities, making product distribution difficult in building a small company.

ASSUMPTION RISK - In the life insurance business, assumptions about expected mortality, lapse rates, and other factors are made when developing the pricing and other terms of life insurance products. These assumptions are based on industry experience and are reviewed and revised regularly by an outside actuary to reflect actual experience on a current basis. Variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and adversely impact revenues.

LIABILITY RISK—Underestimating future policy benefits results in incurring additional expenses when a company becomes aware of the inadequacy. As a result, the ability to achieve profits would suffer.

INTEREST RATE RISK—Spread is the difference between the amounts that the insurance company is required to pay under the contracts and the amounts it can earn on its investments intended to support its obligations under the contracts. Interest rate fluctuations affect an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand, and other cash sources. Annuity products expose the risk that interest rate changes will reduce spread. Spread is a key component of net income.

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

Increases in market interest rates may negatively affect profitability in periods of increasing interest rates. The ability to replace invested assets with higher-yielding assets is needed to fund higher crediting rates, which may be necessary to keep interest-sensitive products competitive.

LAPSE AND WITHDRAWAL RISK - Policy lapses above those actuarially anticipated would have a negative impact on financial performance. Profitability would be reduced if lapse and surrender rates exceed the assumptions upon which the insurance policies were priced. Policy sales costs are deferred and recognized over the life of a policy. Excess policy lapses cause the immediate expensing or amortizing of deferred policy sales costs. In addition, some of our policies allow holders to withdraw all or some of the policy’s value, and withdrawals beyond those anticipated could impact our business.

OPERATIONAL RISK - In the insurance industry, successful incorporation and functionality of the internal audit function, the evolution of financial and administrative internal controls to safeguard human, facility, and financial assets electronically, including anti-fraud initiatives and compliance with anti-money laundering requirements as well as an effective disaster recovery program and effective business continuity programs, are necessary.

TAX LAW RISK - Congress considers legislation that could adversely affect the sale of life insurance products compared with other financial products. There can be no assurance as to whether such adverse legislation will be enacted or, if passed, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products we and our operating subsidiaries develop.

Under the Internal Revenue Code, income taxes payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain insurance products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of life insurance and annuity products or to increase the tax-deferred status of competing products, insurance companies would be adversely affected with respect to their ability to sell products. Also, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies might increase. In addition, life insurance products are often used to fund estate tax obligations. We cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes that may adversely affect us.

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

Neither the Company nor any of its principals is presently engaged in any material pending litigation that might adversely impact its net assets.

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

As of December 31, 2024, we had issued and outstanding 7,748,922 shares of our voting common stock. No other equity securities of the Company have been issued.

(b)	Holders of Record

As of March 1, 2025, there are approximately 3,00 holders of record of our voting common stock.

(c)	Dividends

We have not paid dividends on USAC Common Stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for reinvestment into our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

During the year ended December 31, 2024, the Company issued 250,000 shares of restricted stock to members of its Board of Directors under individual Restricted Stock Agreements ("RSAs") as part of the Company's compensation program. Thes awards are intended to align the interests of the Board with those of the Company’s shareholders and to retain experienced leadership.  A summary of the Company’s non-vested restricted stock awards as of December 31, 2024 and changes for the year then ended is presented below:

Plan category (1)	Number of securities to be issued upon vesting (lapse of restrictions)		Weighted-average grant date fair value	Number of securities available for future issuance under equity compensation plans (2)
				N/A
Individual compensation arrangement (restricted stock award)	250,000	(2)	$1.00

                 (1)  Individual restricted stock awards were authorized by the Board and not submitted for approval by the Company's shareholders.

                 (2)  50,000 shares of restricted stock issued to Jennifer Schmidt were forfeited upon her resignation for the Company's Board of Directors in accordance with the terms of her RSA.

                 (3)  The Company has issued restricted stock to its Directors under individual Restricted Stock Agreements and has not adopted any equity compensation plans.

                The terms of the RSAs provide that the restricted shares awarded to the Company's Directors vest equally in 20% increments over each of the following five fiscal years, beginning with the year ended December 31, 2024 and continuing through December 31, 2029. Any unvested shares of restricted stock are subject                     to forfeiture in the event of termination of service before the shares have vested, except in cases of death, disability, or a change in control of the Company.

(e)	Recent Sales of Unregistered Securities

During the year ended December 31, 2024, the Company did not issue any shares pursuant to an offering to residents of the state of Kansas that was registered with the Kansas Securities Commissioner (the “Kansas Offering”). This offering was terminated in the second quarter of 2024.

During the year ended December 31, 2024, the Company did not issue any shares pursuant to a private placement offering to accredited investor residents of the state of North Dakota (the “North Dakota Offering”).  This offering was terminated in the second quarter of 2024.

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

Overview

USAC was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new Kansas-based life insurance company. We presently conduct our business through our four wholly-owned subsidiaries: USALSC, a life insurance corporation; USALSC-Montana, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third-party administrative services in 2015. USALSC re-domesticated to North Dakota in 2023. USALSC is currently authorized to conduct business in 18 states.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgages, and equity securities. Fixed maturity, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.  Equity securities are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in net income. Mortgages, including mortgage loan participations, are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.

The recognition of credit losses on debt securities is dependent on the facts and circumstances related to the specific security. If we determine a credit loss exists, the difference between amortized cost and fair value is recognized in the consolidated statements of comprehensive income.  Our membership in the Federal Home Loan Bank (“FHLB”) provides additional liquidity which further reduces the likelihood that we would be required to sell a security prior to recovery for liquidity purposes.

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

Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed would be charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in net investment gains (losses) on the consolidated statements of comprehensive income.

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

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. F-8 of this annual report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the years ended December 31, 2024 and 2023 are summarized in the table below.

	Twelve Months Ended December 31,
	2024	2023
Income:
Premium income	$15,338,053	$13,131,574
Net investment income	7,597,762	6,412,669
Net investment gains (losses)	283,423	1,016,561
Other income	553,035	353,254
Total income	23,772,273	20,914,058

Our 2024 total income increased to $23,772,273, an increase of $2,858,215 or 14% from the 2023 total income of $20,914,058. The increase is driven by increases in premium income and net investment income.  The Company records unrealized gains and losses on equity securities in total income in accordance with accounting standards. This standard continues to result in increased volatility in total income.

The following graph summarizes our five-year trend of total income:

Premium income: Premium income for 2024 was $15,338,053 compared to $13,131,574 in 2023, an increase of $2,260,479 or 17%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the years ended December 31, 2024 and 2023 are summarized in the following table:

	Years Ended December 31,
	2024	2023

Direct	$11,928,460	$9,988,176
Assumed	4,956,205	4,543,477
Ceded	(1,546,612)	(1,400,079)
Total	$15,338,053	$13,131,574

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Fixed maturities	$5,985,869	$4,712,515
Mortgages	1,680,515	1,678,623
Equity securities	313,416	686,999
Other invested assets	197,760	218,784
Cash and cash equivalents	322,841	129,188
	8,500,401	7,426,109
Less investment expenses	(902,639)	(1,013,440)
	$7,597,762	$6,412,669

Net investment income for 2024 was $7,597,762, compared to $6,412,669 in 2023, an increase of $1,185,093, or 18%. This increase is due to improved yields.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income. For the years ended December 31, 2024 and 2023, net investment gains are summarized in the following table.

	Years Ended December 31,
	2024	2023
Recognized gains (losses) on sale of investments	$13,031	$(757,601)
Change in allowance for credit loss recognized in earnings	(34,041)	128,729
Unrealized net gains (losses) recognized in earnings	8,414	1,711,411
Embedded Derivative	296,019	(65,978)
Net investment gains (losses)	$283,423	$1,016,561

         Net investment gains for 2024 were $283,423 compared to $1,016,561 in 2023, a decrease of $733,138 or 72%.  The decrease was driven by a reduction in unrealized gains recognized in income.

Realized gains (losses): Realized gains and losses related to the sale of securities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Gross gains	$201,481	$14,399
Gross losses	(188,450)	(772,000)
Realized gains (losses)	$13,031	$(757,601)

Fixed maturity securities	-	-
Mortgage loans on real estate	(34,041)	128,729
(Increase) Decrease in allowance for credit losses	$(34,041)	$128,729

Other income: Other income for the year ended December 31, 2024 was $553,035 compared to $353,254 in 2023, an increase of $199,781 or 57%. The increase was the result of implementation fees for a third-party administration agreement.

Expenses. Expenses for the year ended December 31, 2024 and 2023 are summarized in the table below.

	Twelve Months Ended December 31,
	2024	2023
Expenses:
Death claims	$3,983,405	$3,432,119
Policyholder benefits	6,883,283	6,342,303
Increase in policyholder reserves	5,566,210	4,589,538
Commissions, net of deferrals	947,548	837,560
Amortization of deferred acquisition costs	1,440,520	1,407,503
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,701,745	1,627,644
Other operating expenses	2,624,371	1,959,242
Total expense	$23,239,502	$20,288,329

The following chart and graph summarizes our five-year expense trend:

	Increase in	Other			% of Operating
	Policyholder	Policy-related	Operating	Total	Expense to
Year	Reserves	Expenses	Expenses	Expenses	Total Expense
2020	3,359,609	8,964,121	3,649,000	15,972,730	23%
2021	4,063,488	10,627,532	3,244,412	17,935,432	18%
2022	4,207,703	11,623,423	3,480,212	19,311,338	18%
2023	4,589,538	12,111,905	3,586,886	20,288,329	18%
2024	5,566,210	13,347,176	4,326,116	23,239,502	19%

Increases in policyholder reserves represents funds that we maintain and invest for the future benefit of our policyholders. Other policy-related expenses represent the other expenses associated with fulfilling our obligations to our policyholders and producers. Operating expenses represent the costs to operate the company and consists of salaries and benefits and other operating expenses.

Death claims: Death benefits were $3,983,405 in the year ended December 31, 2024 compared to $3,432,119 for 2023, an increase of $551,286 or 16%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $6,883,283 in the year ended December 31, 2024 compared to $6,342,303 in 2023, an increase of $540,980 or 9%. The primary driver of this increase is growing interest credited on our annuity contracts.

Increase in policyholder reserves: Policyholder reserves increased $5,566,210 in the year ended December 31, 2024, compared to $4,589,538 in 2023, an increase of $976,672 or 21%. The growth in reserves is the result of increased pre-need in-force policies.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $947,548 in the year ended December 31, 2024, compared to $837,560 in 2023, an increase of $109,988 or 13%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $1,440,520 in the year ended December 31, 2024, compared to $1,407,503 in 2023, an increase of $33,017 or 2%. The increase is driven by normal adjustments to DAC amortization, which occur over the life of a policy.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $92,420 in the years ended December 31, 2024 and 2023, respectively.  VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $1,701,745 for the year ended December 31, 2024, compared to $1,627,644 in 2023, an increase of $74,101 or 5%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $2,624,371 in the year ended December 31, 2024, compared to $1,959,242 in 2023, an increase of $665,129 or 34%. The increase is driven by increased audit and actuarial expenses which are responsible for over 70% of the other expense increase.

Federal income tax(expense) benefit: In the year ended December 31, 2024, the Company recognized federal income tax expense $61,793. In the year ended December 31, 2023, the Company recognized a deferred income tax benefit of $852,347.  These are the result of changes in the deferred tax asset and deferred tax asset valuation allowance and due to current income tax expense.

Net Income: Our net income was $470,978 in the year ended December 31, 2024 compared to net income of $1,478,076 in 2023, a decrease of $1,007,098. Our net income per share was $0.06 compared to net income per share of $0.19 in 2023, basic and diluted.

The following graph illustrates our five-year trend of net income (loss) per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $131,293,982 as of December 31, 2024, an increase of $5,209,346 or 5% from December 31, 2023 assets of $126,084,636. This is primarily the result of an increase in fixed maturity securities and mortgage loans.

Available for sale fixed maturity securities: As of December 31, 2024, we had available for sale fixed maturity assets of $79,578,179, an increase of $5,068,659 or 7% from the December 31, 2023 balance of $74,509,520. The increase is driven by new purchases.

Equity securities, at fair value: As of December 31, 2024, we had equity assets of $3,876,085, an increase of $290,200 or 8% from the December 31, 2023 balance of $3,585,885. This increase is driven by purchases of equity securities and improved market values.

Limited partnership interests: As of December 31, 2024, we had limited partnership interests of $428,170, an increase of 38,343 or 10% from the December 31, 2023 balance of $389,827.  This is related to our investment in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of December 31, 2024, we had mortgage loans on real estate of $25,192,749, an increase of $5,575,496 or 28% from the December 31, 2023 balance of $19,617,253. The increase results from acquiring new mortgage loan participations.

Other invested assets: As of December 31, 2024, we had other invested assets of $1,109,606, a decrease of $1,130,077 or 51% from the December 31, 2023 balance of $2,239,683. The decrease was driven by maturities.

Policy loans: As of December 31, 2024, our policy loans were $31,745, an increase of $5,613 or 22% from the December 31, 2023 balance of $26,132. The increase is a result of new policy loan activity.

Real estate, net of depreciation: As of December 31, 2024, we had real estate assets of $1,652,553 related to our home office building, a decrease of $34,115 or 2% from the December 31, 2023 balance of $1,686,668. The decrease is the result of building depreciation.

Cash and cash equivalents: As of December 31, 2024, we had cash and cash equivalent assets of $6,903,783, a decrease of $2,078,355 or 23% from the December 31, 2023 balance of $8,982,138. This decrease was the result of cash being redeployed into invested assets.

Investment income due and accrued: As of December 31, 2024, our investment income due and accrued was $954,324 compared to $1,878,620 as of December 31, 2023, a decrease of $924,296 or 49%. This decrease is attributable to a reduction in accrued income due to interest payments.

Reinsurance related assets: As of December 31, 2024, our reinsurance related assets were $522,142 compared to $1,039,274 as of December 31, 2023, a decrease of $517,132 or 50%. This decrease is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of December 31, 2024, our deferred acquisition costs were $3,908,636 compared to $4,751,497 as of December 31, 2023, a decrease of $842,861 or 18%. The decrease is the result of the amortization of DAC related to our 2020 ALSC Agreement.

Value of business acquired, net: As of December 31, 2024 our value of business acquired asset was $2,333,553 compared to $2,425,973 as of December 31, 2023, a decrease of $92,420 or 4%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of December 31, 2024 our property, equipment and software assets were $136,353, a decrease of $1,903 or 1% from the December 31, 2023 balance of $138,256. This decrease is the result of depreciation partially offset by the purchase of computers in 2024.

Goodwill: As of December 31, 2024 and December 31, 2023, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,747,111 as of December 31, 2024, a decrease of $141,796 or 4% from the December 31, 2023 balance of $3,888,907. The decrease is the result of deferred federal income tax expense.

Other assets: As of December 31, 2024, our other assets were $459,102, a decrease of $41,528 or 8% from the December 31, 2023 balance of $500,630. This decrease is the result of normal business activity.

Liabilities. Our total liabilities were $120,663,564 as of December 31, 2024, an increase of $4,910,005 or 4% from our December 31, 2023 liabilities of $115,753,559. This increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of December 31, 2024 were $118,188,150 compared to $112,563,626 as of December 31, 2023, an increase of $5,624,524 or 5%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of December 31, 2024, our accounts payable and accrued expenses were $1,133,521 compared to $2,053,363 as of December 31, 2023, a decrease of $919,842 or 45%. The decrease is driven by reduced investment fees payable.

Federal Home Loan Bank advance: As of December 31, 2024 the Company’s outstanding advances were $1,250,000 compared to $1,000,000 as of December 31, 2023, an increase of $250,000 or 25%.

Other liabilities: As of December 31, 2024, we had other liabilities of $91,893 compared to $136,570 as of December 31, 2023, a decrease of $44,677 or 33%.  The decrease is the result of normal business activity.

Shareholders’ Equity. Our shareholders’ equity was $10,630,418 as of December 31, 2024, an increase of $299,341 or 3% from our December 31, 2023 shareholders’ equity of $10,331,077. The increase in shareholders’ equity was driven by our net income.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$711,377	0.6%	$724,668	0.7%
Corporate bonds	21,491,820	18.1%	17,813,362	16.0%
Municipal bonds	4,741,149	4.0%	5,636,093	5.1%
Redeemable preferred stocks	2,411,234	2.0%	3,305,569	3.0%
Term Loans	12,788,304	10.8%	17,052,420	15.4%
Mortgage backed and asset backed securities	37,434,295	31.4%	29,977,408	27.0%
Total fixed maturities	79,578,179	66.9%	74,509,520	67.1%
Mortgage loans	25,192,749	21.2%	19,617,253	17.7%
Other invested assets	1,109,606	0.9%	2,239,683	2.0%
Limited partnership interests	428,170	0.4%	389,827	0.4%
Equities:
Common stock	2,395,195	2.0%	2,116,356	1.9%
Preferred stock	1,480,890	1.2%	1,469,529	1.3%
Total equities	3,876,085	3.3%	3,585,885	3.2%
Real estate, net of depreciation	1,652,553	1.4%	1,686,668	1.5%
Cash and cash equivalents	6,903,783	5.8%	8,982,138	8.1%
Total	$118,741,125	100.0%	$111,010,974	100.0%

The total value of our investments and cash and cash equivalents increased to $118,741,125 as of December 31, 2024 from $111,010,974 at December 31, 2023, an increase of $7,730,151 or 7%. Increases in investments are primarily attributable to premium income and improved market values.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total

AAA and U.S. Government	$5,470,235	6.9%	$4,259,281	5.7%
AA	10,469,465	13.1%	11,274,407	15.1%
A	15,174,048	19.1%	18,479,331	24.8%
BBB	35,807,023	45.0%	33,714,311	45.3%
BB	4,378,680	5.5%	3,033,357	4.1%
B	90,675	0.1%	-	0.0%
Not Rated - Private Placement	8,188,053	10.3%	3,748,833	5.0%
Total	$79,578,179	100.0%	$74,509,520	100.0%

The amortized cost and fair value of debt securities as of December 31, 2024 and 2023, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$2,329,228	$2,329,228	$152,840	$147,835
After one year through five years	18,590,098	18,290,098	16,397,124	16,461,777
After five years through ten years	2,032,061	1,967,540	6,371,607	6,112,389
More than 10 years	20,606,740	17,025,901	21,488,624	18,504,542
Redeemable preferred stocks	2,562,893	2,411,234	3,622,572	3,305,569
Mortgage backed and asset backed securities	37,664,287	37,434,295	30,621,025	29,977,408
Total amortized cost and fair value	$83,785,307	$79,578,179	$78,653,792	$74,509,520

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

Liquidity and Capital Resources

Premium income, deposits to policyholder account balances, investment income, and capital raising are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.  The Company has one past due loan with principal in the amount of $755,663 and accrued interest of $14,005.  The Company does not anticipate this to have a material impact on our financial condition or liquidity.  As a member of the Federal Home Loan Bank, USALSC has immediate access to additional cash liquidity, if needed.

Net cash provided by operating activities was $9,175,556 for the year ended December 31, 2024. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $9,471,842. The primary uses of cash was purchases of fixed maturity, mortgage, and equity investments. Cash used by financing activities was $1,782,069. The primary uses of cash were withdrawals on deposit-type contracts.

At December 31, 2024, we had cash and cash equivalents totaling $6,903,783. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

	Cash Flow	Net Cash Flow	Cash Flow
	From	From Deposit	from Insurance
Year	Operations	Type Contracts	Activities
2020	2,099,401	4,592,576	$6,691,977
2021	3,411,873	2,050,078	$5,461,951
2022	4,787,903	2,145,995	$6,933,898
2023	7,441,585	(3,942,581)	$3,499,004
2024	9,175,556	(2,034,236)	$7,141,320

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

Crowe LLP ("Crowe") served as the Company's auditor for the years end December 31, 2024 and 2023.  There are not and have not been any disagreements between USAC and its auditor, Crowe, LLP, on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Intergrated Framework (2013).

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

(a)  During the twelve months ended December 31, 2024, none our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

(b)  The Company has not adopted an insider trading policy governing the purchase, sale, or other disposition of the Company's securities by its officers, directors, and significant shareholders. The Company believes such a policy is not necessary as there is no trading market for the Company's securities.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2025 annual stockholders’ meeting (“2025 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2025 Proxy Statement and is incorporated herein by reference.

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

2.4

Articles of Merger dated December 29, 2023 merging Dakota Capital Life Insurance Company with and into US Alliance Life and Security Company, filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2024 (File No. 000-55627) is incorporated herein by reference as Exhibit 2.4.

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

4.3	Restricted Stock Agreement dated December 11, 2024 between US Alliance Corporation, Inc. and John Helms, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024 (filed No. 000-55627, is incorporated herein by reference as Exhibit 4.3

4.4	Restricted Stock Agreement dated December 11, 2024 between US Alliance Corporation, Inc. and William Graves, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 18, 2024 (filed No. 000-55627, is incorporated herein by reference as Exhibit 4.4

4.5	Restricted Stock Agreement dated December 11, 2024 between US Alliance Corporation, Inc. and James Poolman, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 18, 2024 (filed No. 000-55627, is incorporated herein by reference as Exhibit 4.5.

4.6	Restricted Stock Agreement dated December 11, 2024 between US Alliance Corporation, Inc. and Juliann Mazachek, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 18, 2024 (filed No. 000-55627, is incorporated herein by reference as Exhibit 4.6.

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

10.15.1*	Amendment to Employment Agreement dated April 12, 2024 between US Alliance Corporation and Jeffrey Brown, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2024 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.15.1.

10.16*

Employment Agreement dated September 28, 2021 between US Alliance  Corporation and Jack Brier, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2021 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.16.

10.16.1*	Amendment to Employment Agreement dated January 1, 2023 between US Alliance Corporation and Jack Brier, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2023 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.16.1.

10.16.2*	Amendment to Employment Agreement dated December 16, 2024 between US Alliance Corporation and Jack Brier, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2024 (File No. 000-55627), is incorporated herein by reference as Exhibit 10.16.2.

10.21

Life Insurance and Annuity Reinsurance and Administration Agreement dated December 31, 2023 between US Alliance Life and Security Company and Lewer Life Insurance LLIC, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 000-55627), is incorporated herein by reference as Exhibit 10.21.

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

* Management or Compensatory Contract

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

US ALLIANCE CORPORATION
(Registrant)

Date: March 17, 2025	By:	/s/ Jack H. Brier
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 1, 2025.

Signature	Title

/S/ Jack H. Brier	President and Chairman
Jack H. Brier

/S/ Jeff Brown	Vice-President, Principal Financial Officer and Treasurer
Jeff Brown

/S/ Jim Poolman	Director
Jim Poolman

/S/ John Helms	Director
John Helms

/S/ William Graves	Director
William Graves

/S/ JuliAnn Mazachek	Director
JuliAnn Mazachek

US Alliance Corporation

Consolidated Financial Statements

December 31, 2024 and 2023

(With Independent Auditor’s Report Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of US Alliance Corporation

   Topeka, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Alliance Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Level 3 Investments – Refer to Notes 1 and 4 to the Financial Statements

Investments in certain fixed maturity securities and other invested assets classified as available-for-sale are reported in the financial statements.  These investments are classified under Level 3 in the fair value hierarchy and their fair values are based on unobservable inputs that reflect management’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Management utilized a third-party pricing service in developing their fair value estimates. These Level 3 investments had an estimated fair value of $25,325,303, as of December 31, 2024. We considered the fair value of Level 3 fixed maturity securities and other invested assets as a critical audit matter because of the unobservable inputs used by management to estimate fair value and the high degree of measurement uncertainty.  Auditing these inputs required especially subjective judgment and the audit effort was extensive, including the use of our fair value specialist to assist in fully evaluating the inputs.

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

Dallas, Texas

March 17, 2025

US Alliance Corporation

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $83,785,307 and $78,653,792, net of allowances for credit losses of $0 and $0, as of December 31, 2024 and December 31, 2023, respectively)	$79,578,179	$74,509,520
Equity securities, at fair value	3,876,085	3,585,885
Limited partnership interests	428,170	389,827
Mortgage loans on real estate (net of allowance for credit losses of $55,685 and $21,644 as of December 31, 2024 and December 31, 2023, respectively)	25,192,749	19,617,253
Other invested assets	1,109,606	2,239,683
Policy loans	31,745	26,132
Real estate, net of depreciation	1,652,553	1,686,668
Total investments	111,869,087	102,054,968

Cash and cash equivalents	6,903,783	8,982,138
Investment income due and accrued	954,324	1,878,620
Reinsurance related assets	522,142	1,039,274
Deferred acquisition costs, net	3,908,636	4,751,497
Value of business acquired, net	2,333,553	2,425,973
Property, equipment and software, net	136,353	138,256
Goodwill	277,542	277,542
Federal and state income tax receivable	182,349	146,831
Deferred tax asset, net of valuation allowance	3,747,111	3,888,907
Other assets	459,102	500,630
Total assets	$131,293,982	$126,084,636

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$77,940,378	$78,063,888
Policyholder benefit reserves	39,898,138	34,233,185
Dividend accumulation	100,885	114,842
Advance premiums	248,749	151,711
Total policy liabilities	118,188,150	112,563,626

Accounts payable and accrued expenses	1,133,521	2,053,363
Federal Home Loan Bank advance	1,250,000	1,000,000
Other liabilities	91,893	136,570
Total liabilities	120,663,564	115,753,559

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,748,922 shares as of
December 31, 2024 and December 31, 2023	774,893	774,893
Additional paid-in capital	22,966,657	22,964,490
Accumulated deficit	(10,020,956)	(10,491,934)
Accumulated other comprehensive loss	(3,090,176)	(2,916,372)
Total shareholders' equity	10,630,418	10,331,077

Total liabilities and shareholders' equity	$131,293,982	$126,084,636

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2024	2023
Income:
Premium income	$15,338,053	$13,131,574
Net investment income	7,597,762	6,412,669
Net investment gains (losses)	283,423	1,016,561
Other income	553,035	353,254
Total income	23,772,273	20,914,058

Expenses:
Death claims	3,983,405	3,432,119
Policyholder benefits	6,883,283	6,342,303
Increase in policyholder reserves	5,566,210	4,589,538
Commissions, net of deferrals	947,548	837,560
Amortization of deferred acquisition costs	1,440,520	1,407,503
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,701,745	1,627,644
Other operating expenses	2,624,371	1,959,242
Total expense	23,239,502	20,288,329

Net income before tax	$532,771	$625,729

Current federal income tax expense	(25,646)	-
Deferred federal income tax (expense) benefit	(36,147)	852,347
Total federal income tax (expense) benefit	(61,793)	852,347

Net Income	$470,978	$1,478,076

Net income per common share, basic and diluted	$0.06	$0.19

Unrealized net holding (losses) gains arising during the period, net of tax	(213,036)	924,225
Reclassification adjustment for losses included in net income	39,232	523

Other comprehensive (loss) income	(173,804)	924,748

Comprehensive income	$297,174	$2,402,824

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Twelve Months Ended December 31, 2024 and 2023

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2022	7,746,922	$774,693	$22,955,458	$(3,841,120)	$(11,819,637)	$8,069,394
Common stock issued, $7 per share	2,000	200	13,800	-	-	16,000
Costs associated with common stock issued	-	-	(4,768)	-	-	(4,768)
Other comprehensive income	-	-	-	924,748	-	924,748
Cumulative effect of changes in accounting principal	-	-	-	-	(150,373)	(150,373)
Net Income	-	-	-	-	1,478,076	1,478,076
Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Other comprehensive loss	-	-	-	(173,804)	-	(173,804)
Stock based compensation on restricted stock awards	-	-	2,167	-	-	2,167
Net income	-	-	-	-	470,978	470,978
Balance, December 31, 2024	7,748,922	$774,893	$22,966,657	$(3,090,176)	$(10,020,956)	$10,630,418

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash Flows from operating activities:
Net income	$470,978	$1,478,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,713	23,107
Net losses realized on the sale of securities and net credit losses recognized in operations	21,010	628,872
Unrealized gains on equity securities	(8,414)	(1,711,411)
Change in fair value of embedded derivative	(296,019)	65,978
(Accretion) amortization of investment securities, net	(606,487)	(302,156)
Deferred acquisition costs capitalized	(597,659)	(529,998)
Deferred acquisition costs amortized	1,440,520	1,407,503
Value of business acquired amortized	92,420	92,420
Interest credited on deposit type contracts	1,910,726	1,778,460
(Increase) decrease in operating assets:
Investment income due and accrued	924,296	207,745
Reinsurance related assets	813,151	(847,747)
Deferred tax assets, net of valuation allowance	141,796	(852,347)
Other assets	6,010	(28,355)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	5,664,953	4,597,352
Dividend accumulation	(13,957)	(6,845)
Advance premiums	97,038	(17,071)
Other liabilities	(44,677)	275
Accounts payable and accrued expenses	(919,842)	1,457,727
Net cash provided by operating activities	9,175,556	7,441,585

Cash Flows from investing activities:
Purchase of fixed income investments	(22,557,297)	(12,940,382)
Purchase of equity investments	(499,182)	(627,591)
Purchase of mortgage investments	(15,792,479)	(6,615,666)
Purchase of other invested assets	(230,914)	(898,961)
Proceeds from fixed income sales and repayments	17,050,777	4,995,304
Proceeds from equity sales	1,383,796	4,763,365
Proceeds from mortgage repayments	10,078,024	11,112,833
Proceeds from other invested assets	1,144,741	547,952
Increase in policy loans	(5,613)	8,848
Assumed reinsurance from Lewer	-	1,416,508
Purchase of property, equipment and software	(43,695)	(379,815)
Net cash (used in) provided by investing activities	(9,471,842)	1,382,395

Cash Flows from financing activities:
Receipts on deposit-type contracts	5,984,026	4,383,636
Withdrawals on deposit-type contracts	(8,018,262)	(8,326,217)
Repayment of FHLB advance	(1,000,000)	-
Proceeds from FHLB advance	1,250,000	-
Restricted stock awards	2,167	-
Proceeds received from issuance of common stock, net of costs of issuance	-	9,232
Net cash used in financing activities	(1,782,069)	(3,933,349)

Net increase (decrease) in cash and cash equivalents	(2,078,355)	4,890,631

Cash and Cash Equivalents:
Beginning	8,982,138	4,091,507
Ending	$6,903,783	$8,982,138

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Supplemental Cash Flow Information

	Years Ended December 31,
	2024	2023
Supplemental Disclosure of Non-Cash Information
Deposit-type contract liabilities assumed from Lewer	$-	$1,192,659

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

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

Any changes in the loan valuation allowances are reported in net investment losses. The Company establishes a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value (“LTV”) ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores.

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

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2024. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Estimated losses on reinsurance recoverable balances are calculated by quantitative analysis using a rating-based method to estimate expected credit losses for reinsurance recoverable. The analysis is based on industry historical loss experience and forecasted environmental factors management believes to be relevant, which primarily include probability of default, loss given default and exposure at default. There were no allowances as of December 31, 2024 and 2023.

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

The following table provides information about deferred acquisition costs for the years ended December 31, 2024 and 2023, respectively.

	Year ended	Year ended
	December 31,	December 31,
	2024	2023

Balance at beginning of period	$4,751,497	$5,629,002
Capitalization of commissions, sales and issue expenses	597,659	529,998
Amortization net of interest	(1,440,520)	(1,407,503)
Balance at end of period	$3,908,636	$4,751,497

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2024 and 2023 are represented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Computer	$59,404	$36,822
Furniture and equipment	155,979	154,667
Accumulated depreciation	(79,030)	(53,233)
Balance at end of period	$136,353	$138,256

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2024 and 2023. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

The tax years which remain subject to examination by taxing authorities are the years ended December 31, 2021 through 2024.

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

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2024 and 2023.

	Year end	Year end
	December 31,	December 31,
	2024	2023

Balance at beginning of period	$77,928,817	$78,880,542
Acquired from Lewer Companies	-	1,192,659
Deposits received	5,956,592	4,373,807
Interest credited	1,907,674	1,775,438
Withdrawals	(7,989,015)	(8,293,629)
Balance at end of period	$77,804,068	$77,928,817

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2024 and 2023.

	Year end	Year end
	December 31,	December 31,
	2024	2023

Balance at beginning of period	$135,071	$154,808
Deposits received	27,434	9,829
Interest credited	3,052	3,022
Withdrawals	(29,247)	(32,588)
Balance at end of period	$136,310	$135,071

Benefit reserves: The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables. Mortality and interest rate assumptions include provisions for adverse deviation and are locked in at the year of issue.

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2024 and 2023 is $187,527 and $152,739 and is included as a part of policyholder benefit reserves.

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

Restricted stock awards:  Restricted stock award shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized on a straight-line basis over the vesting period with a corresponding offset credited to additional paid-in-capital.

Common stock and earnings per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2024 and 2023 the company had 7,748,922 and 7,748,922 common shares issued and outstanding, respectively.

Earnings per share attributable to the Company’s common stockholders were computed based on the net income and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2024 and 2023 were 7,748,922 and 7,747,618 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net gain per common share is the same for the years ended December 31, 2024 and 2023.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Comprehensive Income: Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable fixed maturity securities classified as available for sale, net of applicable taxes.

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

New accounting standards:

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for annual periods beginning January 1, 2026 (this is public company date, you are an SRC), to be applied prospectively with an option for retrospective application (with early adoption permitted). The adoption of ASU 2023-09 will modify our disclosures but will not have an impact on our financial position or results of operations.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 ("Improvements to Reportable Segment Disclosures") which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU modified our disclosures but did not have an impact on our financial position or results of operations. Refer to in Note 10 of the consolidated financial statements for the disclosure.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 "Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts". This update is aimed at improving the Codification related to long-duration contracts, which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB recently delayed the effective date of ASU 2018-12 to periods beginning after December 15, 2024 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.

In December 2022, the FASB issued amendments ASU 2022-05 to ASU 2018-12 "Targeted Improvements for Long-Duration Contracts" that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early adoption was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with ASU 2018-12 before the delayed effective date. Without the amendments in this ASU, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of December 31 is as follows:

	December 31, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:	(unaudited)
Fixed maturities:
US Treasury securities	$799,543	$-	$(88,166)	$711,377
Corporate bonds	24,370,244	111,868	(2,990,292)	21,491,820
Municipal bonds	5,416,888	-	(675,739)	4,741,149
Redeemable preferred stock	2,562,893	36	(151,695)	2,411,234
Term loans	12,971,452	28,936	(212,084)	12,788,304
Mortgage backed and asset backed securities	37,664,287	715,541	(945,533)	37,434,295
Total available for sale	$83,785,307	$856,381	$(5,063,509)	$79,578,179

	December 31, 2023
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$790,976	$-	$(66,308)	$724,668
Corporate bonds	20,234,444	95,085	(2,516,167)	17,813,362
Municipal bonds	6,207,596	4,044	(575,547)	5,636,093
Redeemable preferred stock	3,622,572	1,699	(318,702)	3,305,569
Term loans	17,177,179	162,011	(286,770)	17,052,420
Mortgage backed and asset backed securities	30,621,025	520,599	(1,164,216)	29,977,408
Total available for sale	$78,653,792	$783,438	$(4,927,710)	$74,509,520

The amortized cost and fair value of debt securities as of December 31, 2024 and 2023, by contractual maturity, is as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$2,329,128	$2,329,128	$152,840	$147,835
After one year through five years	18,590,098	18,590,098	16,397,124	16,461,777
After five years through ten years	2,032,061	1,967,540	6,371,607	6,112,389
More than 10 years	20,606,740	17,025,901	21,488,624	18,504,542
Redeemable preferred stocks	2,562,893	2,411,234	3,622,572	3,305,569
Mortgage backed and asset backed securities	37,664,287	37,434,295	30,621,025	29,977,408
Total amortized cost and fair value	$83,785,307	$79,578,179	$78,653,792	$74,509,520

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns in 2024 and 2023 were $29,657,388 and $21,419,454, respectively. With the implementation of CECL, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Years Ended December 31,
	2024	2023
Gross gains	$201,481	$14,399
Gross losses	(188,450)	(772,000)
Realized gains (losses)	$13,031	$(757,601)

Fixed maturity securities	-	-
Mortgage loans on real estate	(34,041)	128,729
(Increase) Decrease in allowance for credit losses	$(34,041)	$128,729

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2024
Available for sale:
Fixed maturities:
US Treasury securities	$444,105	$(7,244)	$267,272	$(80,922)	$711,377	$(88,166)
Corporate bonds	1,959,130	(52,671)	12,336,095	(2,937,621)	14,295,225	(2,990,292)
Municipal bonds	1,190,019	(56,801)	3,551,130	(618,938)	4,741,149	(675,739)
Redeemable preferred stock	-	-	2,337,770	(151,695)	2,337,770	(151,695)
Term loans	-	-	2,609,831	(212,084)	2,609,831	(212,084)
Mortgage backed and asset backed securities	10,201,273	(241,577)	4,708,468	(703,956)	14,909,741	(945,533)
Total fixed maturities	$13,794,527	$(358,293)	$25,810,566	$(4,705,216)	$39,605,093	$(5,063,509)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2023
Available for sale:
Fixed maturities:
US Treasury securities	$724,668	$(66,308)	$-	$-	$724,668	$(66,308)
Corporate bonds	262,673	(863)	15,653,914	(2,515,304)	15,916,587	(2,516,167)
Municipal bonds	523,744	(4,792)	4,825,568	(570,755)	5,349,312	(575,547)
Redeemable preferred stock	-	-	3,182,131	(318,702)	3,305,569	(318,702)
Term loans	3,739,859	(174,955)	3,534,621	(111,815)	7,274,480	(286,770)
Mortgage backed and asset backed securities	9,549,515	(219,946)	6,228,220	(944,270)	15,777,735	(1,164,216)
Total fixed maturities	$14,800,459	$(466,864)	$33,547,892	$(4,460,846)	$48,348,351	$(4,927,710)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of December 31, 2024 was 212, which represented an unrealized loss of $5,063,509 of the aggregate carrying value of those securities. The 212 securities breakdown as follows: 118 bonds, 77 mortgage and asset backed securities, 6 term loans, and 11 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of December 31, 2024 and December 31, 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Commercial mortgage loans by property type
Condominium	$-	$377,621
Mixed use	2,159,630	-
Lodging	2,486,961	-
Multi-property	2,188,704	8,923,604
Multi-family	3,202,740	2,855,008
Industrial	1,800,000	1,000,000
Retail/Office	13,410,399	6,482,664
Total commercial mortgages	$25,248,434	$19,638,897
Allowance for credit losses	(55,685)	(21,644)
Carrying value	$25,192,749	$19,617,253

The Company’s mortgage loans by loan-to-value ratio as of December 31, 2024 and December 31, 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Loan to value ratio
Over 70 to 80%	$892,800	$7,123,604
Over 60 to 70%	6,399,210	3,137,953
Over 50 to 60%	10,215,293	2,322,273
Over 40 to 50%	1,820,562	2,327,436
Over 30 to 40%	3,231,865	377,621
Over 20 to 30%	2,188,704	2,689,619
Over 10 to 20%	500,000	1,660,391
Total	$25,248,434	$19,638,897

Allowance for credit losses	(55,685)	(21,644)
Carrying value	$25,192,749	$19,617,253

The Company’s mortgage loans by maturity date as of December 31, 2024 and December 31, 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Maturity Date
One year or less	$6,566,055	$14,599,568
After one year through five years	18,682,379	5,039,329
Total	$25,248,434	$19,638,897

Allowance for credit losses	(55,685)	(21,644)
Carrying value	$25,192,749	$19,617,253

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

The Company individually evaluates its commercial mortgage loan portfolio for the establishment of a specific loan loss allowance.   A mortgage loan requires a specific allowance when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the Company determines that the value of any specific mortgage loan requires an allowance, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.  The Company had one mortgage loan on non-accrued status and delinquent as of December 31, 2024 with a principal amount of $755,663 that is secured by real estate. The loan was originated on March 28, 2022 and has an original maturity date of April 10, 2024.  We no longer accrue interest on this asset.  It previously carried an interest rate of 6.95%.  As of the reporting date, the borrower is 265 days past due on payments. Specifically, the borrower has missed payments for the following periods:

- Payment due on April 10, 2024 - $755,663 Principal Amount

- Payment due on December 31, 2024 - $14,005 Accrued Interest Amount

The total amount of past due payments is $769,668, which includes principal and accrued interest. The Company has assessed the collectability of the loan, which requires an evaluation of the borrower’s payment history, current financial condition, and the underlying collateral value.  As part of this assessment, the Company has determined that the loan is potentially impaired. The fair value of the collateral is estimated to exceed the outstanding balance of the loan. Therefore, no allowance for credit losses has been recognized as of the reporting date.

The Company is in ongoing discussions with the borrower regarding a potential loan modification. The Company continues to monitor the situation closely and will reassess the loan’s classification and the need for an allowance for credit losses as new information becomes available.  There were no other mortgage loans with delinquent payments as of December 31, 2024.  The Company had no such loans as of December 31, 2023.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the years ended December 31, 2024 and December 31, 2023.

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

The following table presents a roll-forward of our general valuation allowances for our commercial mortgage loan portfolio:

	General Allowance
	December 31, 2024	December 31, 2023
Beginning allowance balance	$21,644	$-
Cumulative adjustment for changes in accounting principals	-	150,373
Charge-offs	-	-
Recoveries	-	-
Change in provision for credit losses	34,041	(128,729)
Ending Allowance	$55,685	$21,644

The general allowance is for the group of loans discussed above which are collectively evaluated for impairment.  The change in provision for credit losses is recorded in net investment gains (losses).

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where the Company has received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). The Company did not own any real estate related to our mortgage participations during the years ended December 31, 2024 and 2023.

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

Developing the Company's best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions regarding the future performance.  The Company's considerations include a) changes in the financial condition of the issuer and/or the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security, and (e) the extent to which the fair value has been less than the amortized cost of the security.  For non-structured securities, assumptions included, but are not limited to, economic and industry specific trends and fundamentals, instrument specific developments including changes in credit ratings, industry earnings multiples and the issuer's ability to restructure, access capital markets, and execute asset sales. As of December 31, 2024 and 2023, the Company did not have a valuation allowance for fixed maturity securities.

Investment Income, Net of Expenses

The components of net investment income for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Fixed maturities	$5,985,869	$4,712,515
Mortgages	1,680,515	1,678,623
Equity securities	313,416	686,999
Other invested assets	197,760	218,784
Cash and cash equivalents	322,841	129,188
	8,500,401	7,426,109
Less investment expenses	(902,639)	(1,013,440)
	$7,597,762	$6,412,669

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Net Investment Gains (losses)

Net investment gains (losses) for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Recognized gains (losses) on sale of investments	$13,031	$(757,601)
Change in allowance for credit loss recognized in earnings	(34,041)	128,729
Unrealized net gains (losses) recognized in earnings	8,414	1,711,411
Embedded Derivative	296,019	(65,978)
Net investment gains (losses)	$283,423	$1,016,561

Note 3.	Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	December 31, 2024		December 31, 2023
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$713,114	-	$673,681	$-	Reinsurance related assets

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.	Derivative Instruments (continued)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss):

	Year Ending	Year Ending	Balance
	December 31, 2024	December 31, 2023	Reported In
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$296,019	$(65,978)	Net investment gains (losses)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge which are based on the quoted market prices of the underlying derivate instruments.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the years ended December 31, 2024 and December 31, 2023.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$711,377	$711,377	$-	$-
Corporate bonds	21,491,820	-	21,322,220	169,600
Municipal bonds	4,741,149	-	4,741,149	-
Redeemable preferred stock	2,411,234	-	2,411,234	-
Term loans	12,788,304	-	-	12,788,304
Mortgage backed and asset backed securities	37,434,295	-	37,090,545	343,750
Total fixed maturities	79,578,179	711,377	65,565,148	13,301,654
Equities:
Common stock	2,395,195	2,271,495	123,700	-
Preferred stock	1,480,890	-	1,480,890	-
Total equities	3,876,085	2,271,495	1,604,590	-
Other invested assets	1,109,606	-	-	1,109,606
Reinsurance contract allocated hedge	713,114	-	-	713,114
Limited partnership interests	428,170	-	-	428,170
Total	$85,705,154	$2,982,872	$67,169,738	$15,552,544

	December 31, 2023
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$724,668	$724,668	$-	$-
Corporate bonds	17,813,362	-	17,643,762	169,600
Municipal bonds	5,636,093	-	5,636,093	-
Redeemable preferred stock	3,305,569	-	3,305,569	-
Term loans	17,052,420	-	-	17,052,420
Mortgage backed and asset backed securities	29,977,408	-	29,489,908	487,500
Total fixed maturities	74,509,520	724,668	56,075,332	17,709,520
Equities:
Common stock	2,116,356	2,017,756	98,600	-
Preferred stock	1,469,529	-	1,469,529	-
Total equities	3,585,885	2,017,756	1,568,129	-
Other invested assets	2,239,683	-	-	2,239,683
Reinsurance contract allocated hedge	673,681	-	-	673,681
Limited partnership interests	389,827	-	-	389,827
Total	$81,398,596	$2,742,424	$57,643,461	$21,012,711

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Year Ended December 31, 2024	Corporate	Backed	Term	Invested
	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$487,500	$17,052,420	$2,239,683
Principal payment	-	-	(9,751,858)	(2,140,666)
Acquisition	-	-	5,359,575	230,914
Investment related gains (losses), net	-	(143,750)	128,167	(216,250)
Fair value, end of period	$169,600	$343,750	$12,788,304	$1,109,606

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities, measured on a non-recurring basis, at December 31 are as follows:

	December 31, 2024

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,903,783	$6,903,783	$6,903,783	$-	$-
Mortgage loans on real estate	25,192,749	25,192,749	-	-	25,192,749
Limited partnership interests	428,170	428,170	-	-	428,170
Investment income due and accrued	954,324	954,324	-	-	954,324
Reinsurance contract allocated hedge	713,114	713,114	-	-	713,114
Policy loans	31,745	31,745	-	-	31,745
Total Financial Assets (excluding available for sale investments)	$34,223,885	$34,223,885	$6,903,783	$-	$27,320,102

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	77,940,378	64,945,983	-	-	64,945,983
Total Financial Liabilities	$79,190,378	$66,195,983	$-	$-	$66,195,983

	December 31, 2023

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$8,982,138	$8,982,138	$8,982,138	$-	$-
Mortgage loans on real estate	19,617,253	19,617,253	-	-	19,617,253
Limited partnership interests	389,827	389,827	-	-	389,827
Investment income due and accrued	1,878,620	1,878,620	-	-	1,878,620
Reinsurance contract allocated hedge	673,681	673,681	-	-	673,681
Policy loans	26,132	26,132	-	-	26,132
Total Financial Assets (excluding available for sale investments)	$31,567,651	$31,567,651	$8,982,138	$-	$22,585,513

Financial Liabilities:
Federal Home Loan Bank advance	$1,000,000	$1,000,000	$-	$-	$1,000,000
Policyholder deposits in deposit-type contracts	78,063,888	67,401,118	-	-	67,401,118
Total Financial Liabilities	$79,063,888	$68,401,118	$-	$-	$68,401,118

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Income Tax Provision

Beginning in 2024, the Company will file a consolidated life insurance federal income tax return. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2024 and 2023, respectively, is summarized as follows:

	December 31, 2024	December 31, 2023
Income before total federal income tax	532,771	625,729
Tax rate	21%	21%
Expected income tax expense (benefit)	111,882	131,403
Effect of tax-exempt income	(15,703)	(28,448)
Other	3,870	6,908
State income tax, net	621	25,749
Return-to-Provision adjustments	(126,482)	(89,557)
Prior period adjustments	120,021	2,741
Change in valuation allowance	(32,417)	(901,143)
Total	61,793	(852,347)

For the year ended December 31, 2024, the Company recognized total tax expense of $61,793. This expense is comprised of current tax expense of $25,646 and a deferred tax expense of $36,147. For the year ended December 31, 2023, the Company recognized a total tax benefit of $(852,347).

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2024 and 2023 are summarized as follows:

Deferred Tax Assets	December 31, 2024	December 31, 2023
Net operating and capital loss carryforwards	2,002,668	2,055,140
Unamortized start-up costs	63,302	84,402
Policyowner benefit reserves	2,203,982	2,353,584
Unrealized Losses	753,506	887,427
Tax deferred acquisition costs	1,013,358	903,654
Deferred tax asset valuation allowance	(309,267)	(341,684)
	5,727,548	5,942,523
Deferred Tax Liabilities
GAAP deferred acquisition costs	820,814	993,388
Fixed assets	84,775	89,760
8 year spread	38,905	77,810
Value of business acquired	490,046	509,454
Other GAAP to tax differences	551,125	383,203
	1,985,665	2,053,616

Net deferred tax	3,747,111	3,888,907

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Income Tax Provision (continued)

The Company has federal net operating loss ("NOL") and capital loss carryforwards of $7,128,060 and $7,425,956 as of December 31, 2024 and 2023, respectively. The federal NOLs generated in the years ended December 31, 2009 through 2017 will begin to expire in 2027 for federal income tax purposes. NOLs originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code ("IRC") section 382 limitations. NOLs generated after December 31, 2017, have an indefinite carryforward period and are subject to 80% deduction limitations based upon pre-NOL taxable income.

As of December 31, 2023, the Company changed its tax reserve discounting methodology relating to the cash surrender value of life insurance policies. As a result of this change in method, the Company recognized an additional deferred tax benefit.

Note 6.	Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 is listed in the following table.

	December 31, 2024	December 31, 2023
Balance Sheet
Benefits and claim reserves ceded	$90,350	$103,944
Amounts due (to) from ceding company	(5,898)	69,004
Benefits and claim reserves assumed	47,689,189	50,673,773

	Years ended
	December 31, 2024	December 31, 2023
Statements of Comprehensive Loss
Ceded premium	$1,546,612	$1,400,079
Assumed premium	4,956,205	4,543,477
Allowances on ceded premium	122,809	36,985
Allowances paid on assumed premium	595,156	514,036
Assumed benefits and policyholder reserve increases	5,516,908	5,234,519

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

Brier Development Company, Inc. is owned solely by Jack Brier, President and CEO of the Company. Brier Development Company, Inc. owns 20,000 shares of stock in USAC which are in escrow until 3 years after the termination of the public offering. The Company makes reimbursements to Brier Development Company, Inc. on behalf of Jack H. Brier for single coverage for long-term care, Medicare coverage, and an allowance for vehicle expenses.  Reimbursements for these items were $26,773 for years ended December 31, 2024 and 2023, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 8.	Federal Home Loan Bank Advances

One of the Company’s subsidiaries, USALSC, is a member of the Federal Home Loan Bank of Topeka (FHLB), which provides access to collateralized borrowings.  Any borrowings from FHLB requires the purchase of FHLB common stock in an amount equal to 4.5% of the borrowing.  On October 31, 2019, USALSC received an advance of $ 1,000,000 based on USALSC purchasing $ 45,000 of FHLB common stock.   This regular fixed convertible advance has a 10 year term with an FHLB option to convert to an adjustable rate on the 5th anniversary. The interest rate at issue was 1.66%. FHLB converted this note in October 2024 and the Company repaid the advance. The Company took a two year advance in October 2024 for $1,250,000. The interest rate at issue was 4.32%. As of December 31, 2024, the Company had outstanding advances of $1,250,000.

As of December 31, 2024, USALSC had pledged $3,985,453 of mortgage backed securities and US treasuries to FHLB in support of its outstanding advance.

Note 9.	Restricted Funds

As required by North Dakota law, US Alliance Life and Security Company maintains a trust account at the Bank of North Dakota which is jointly owned by the North Dakota Insurance Department. These assets were held in bonds and other invested assets with a statement value of $1,500,000 as of December 31, 2024 and 2023. Additionally, the USALSC has special deposits with the States of Missouri, New Mexico, and Nevada. US Alliance Life and Security Company – Montana has $825,000 of funds on deposit jointly owned by the Montana Department of Insurance at Capitol Federal Savings Bank.

Note 10.	Operating Segments

The Company operates as a single reportable segment, defined by our comprehensive business model that encompasses writing direct business and opportunistically assuming reinsurance through wholly owned subsidiaries, namely USALSC and DCLIC (which was merged into USALSC in 2023). On a direct basis, the Company underwrites a diverse range of insurance products, including term life, whole life, group life, short- and long-term disability, critical illness, juvenile term, annuities, and preneed products. Additionally, the Company assumes annuities and life policies on a coinsurance basis.

Our products are underwritten opportunistically across various channels without differentiation in profitability evaluation by product type or whether they were written directly or assumed. This cohesive strategy allows for a streamlined assessment of our overall performance.

The Company’s chief executive officer and chief financial officer employ a consistent set of financial metrics and performance indicators. This approach renders it impractical to separate operations into distinct segments. Key performance indicators utilized by the chief operating decision makers (CODMs) include cash flow from insurance activities, total income, operating expenses as a percentage of total expenses, and net income per share.

Resource allocation is centralized, with all major decisions made at the corporate level rather than by separate divisions. This ensures a unified approach to managing resources and strategic initiatives across the organization.

The Company’s financial results are reported collectively, as the financial performance of our operations does not vary significantly among different areas of the business. For instance, the Company does not bifurcate its investment portfolio by product type, further underscoring the integrated nature of our operations.

The CODMs assess the performance of the Company and allocate resources based on net income, which is also reported on the consolidated income statement. The measure of the Company's single segment assets is reflected in total consolidated assets on the balance sheet.

Since we operate as one segment, segment revenue, profit and loss and expenses are the same as presented in the consolidated statements of comprehensive income.

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

The following table summarizes the statutory net income (loss) and statutory capital and surplus of US Alliance Life and Security Company and US Alliance Life and Security Company - Montana for the years ended December 31, 2024 and 2023.

	Statutory Capital and Surplus as of
	December 31,	December 31,
	2024	2023

US Alliance Life and Security Company	$8,429,028	$7,686,967
US Alliance Life and Security Company - Montana	1,915,305	1,874,667

	Statutory Net Income for the years ended December 31,
	2024	2022

US Alliance Life and Security Company	$756,216	$563,244
US Alliance Life and Security Company - Montana	41,121	33,599

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

The payment of dividends to US Alliance Life and Security Company by US Alliance Life and Security Company – Montana is subject to similar limitations.  No dividends were paid in 2024 or 2023.

Note 12.	Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of December 31, 2024, the Company had funded $389,827 of this commitment.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 13.	Restricted Stock Awards

Restricted stock awards ("RSA") to be granted are issued and measured at fair market value on the date of grant and become vested in yearly installments from the date of grant, subject to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awards is based solely on time vesting. Stock-based compensation expense is recognized on a straight-line basis over the vesting period with a corresponding offset credited to additional paid-in-capital. Forfeitures are recognized as they occur.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2024 and changes for the year then ended is presented below:

		Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2023	-	$-
Awarded	250,000	1.00
Vested	-	-
Forfeited	(50,000)	-
Non-vested restricted stock awards, Dec. 31, 2024	200,000	$1.00

During the year ended December 31, 2024, the Board granted RSAs under the 2024 Plan of 250,000 shares of common stock to the Company directors. The RSA shares to the Company directors vest equally over each of the following 5 fiscal years through December 31, 2029. Subsequent to the RSA awards, Director Schmidt resigned from the board and forfeited her 50,000 shares.

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized on a straight-line basis on a straight-line basis over the vesting period with a corresponding offset credited to additional paid-in-capital. For the year ended December 31, 2024 the Company recognized stock-based compensation expense of $2,167.

As of December 31, 2024, there was $197,833 of unrecognized stock-based compensation expense related to the RSA shares to be recognized over the remaining period of 5 years, as follows:

For the fiscal year ended December 31,
2025	$39,545
2026	$39,545
2027	$39,545
2028	$39,653
2029	$39,545
Total	197,833

Note 14.	Subsequent Events

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