Form 10-Q
period 2025-03-31
US Alliance Corp
filed 2025-05-15
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of May 1, 2025

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

US Alliance Corporation

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $82,556,371 and $83,785,307, net of allowances for credit losses of $0 and $0, as of March 31, 2025 and December 31, 2024, respectively)	$78,878,689	$79,578,179
Equity securities, at fair value	3,728,548	3,876,085
Limited partnership interests	688,788	428,170
Mortgage loans on real estate (net of allowance for credit losses of $488,660 and $55,685 as of March 31, 2025 and December 31, 2024, respectively)	24,194,567	25,192,749
Other invested assets	1,185,571	1,109,606
Policy loans	32,513	31,745
Real estate, net of depreciation	1,638,910	1,652,553
Total investments	110,347,586	111,869,087

Cash and cash equivalents	6,721,441	6,903,783
Investment income due and accrued	1,018,582	954,324
Reinsurance related assets	870,616	522,142
Deferred acquisition costs, net	3,957,070	3,908,636
Value of business acquired, net	2,310,448	2,333,553
Property, equipment and software, net	129,647	136,353
Goodwill	277,542	277,542
Federal and state income tax receivable	182,349	182,349
Deferred tax asset, net of valuation allowance	4,003,493	3,747,111
Other assets	452,541	459,102
Total assets	$130,271,315	$131,293,982

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$74,759,710	$77,940,378
Policyholder benefit reserves	41,499,062	39,898,138
Dividend accumulation	99,645	100,885
Advance premiums	237,659	248,749
Total policy liabilities	116,596,076	118,188,150

Accounts payable and accrued expenses	2,011,693	1,133,521
Federal Home Loan Bank advance	1,250,000	1,250,000
Other liabilities	569,854	91,893
Total liabilities	120,427,623	120,663,564

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,748,922 shares as of March 31, 2025 and December 31, 2024	774,893	774,893
Additional paid-in capital	22,976,543	22,966,657
Accumulated deficit	(11,392,901)	(10,020,956)
Accumulated other comprehensive loss	(2,514,843)	(3,090,176)
Total shareholders' equity	9,843,692	10,630,418

Total liabilities and shareholders' equity	$130,271,315	$131,293,982

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Income:
Premium income	$4,419,593	$3,668,083
Net investment income	1,724,728	1,669,957
Net investment (losses) gains	(1,049,673)	140,352
Other income	87,364	145,693
Total income	5,182,012	5,624,085

Expenses:
Death claims	1,442,245	1,118,580
Policyholder benefits	2,092,539	1,835,068
Increase in policyholder reserves	1,565,550	979,669
Commissions, net of deferrals	248,490	201,101
Amortization of deferred acquisition costs	307,263	362,810
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	381,238	400,893
Other operating expenses	716,360	688,902
Total expense	6,776,790	5,610,128

Net (loss) income before tax	$(1,594,778)	$13,957

Deferred federal income tax benefit	222,833	-
Total federal income tax benefit	222,833	-

Net (loss) income	$(1,371,945)	$13,957

Net (loss) income per common share, basic and diluted	$(0.18)	$0.00

Unrealized net holding gains arising during the period, net of tax	519,298	50,021
Reclassification adjustment for losses included in net income	56,035	22,903

Other comprehensive income	575,333	72,924

Comprehensive (loss) income	$(796,612)	$86,881

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2025 and 2024 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Other comprehensive income	-	-	-	72,924	-	72,924
Net income	-	-	-	-	13,957	13,957
Balance, March 31, 2024	7,748,922	774,893	22,964,490	(2,843,448)	(10,477,977)	10,417,958

Balance, December 31, 2024	7,748,922	$774,893	$22,966,657	$(3,090,176)	$(10,020,956)	$10,630,418
Other comprehensive income	-	-	-	575,333	-	575,333
Stock based compensation on Restricted Stock Awards	-	-	9,886	-	-	9,886
Net loss	-	-	-	-	(1,371,945)	(1,371,945)
Balance, March 31, 2025	7,748,922	$774,893	$22,976,543	$(2,514,843)	$(11,392,901)	$9,843,692

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Cash Flows from operating activities:
Net (loss) income	$(1,371,945)	$13,957
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,349	19,381
Net losses realized on the sale of securities and net credit losses recognized in operations	909,121	35,898
Unrealized losses (gains) on equity securities	21,790	(96,321)
Change in fair value of embedded derivative	118,762	(79,929)
(Accretion) amortization of investment securities, net	(102,099)	(112,213)
Deferred acquisition costs capitalized	(355,696)	(124,726)
Deferred acquisition costs amortized	307,262	362,810
Value of business acquired amortized	23,105	23,105
Change in deferred tax assets	(256,382)	-
Interest credited on deposit type contracts	519,097	454,517
(Increase) decrease in operating assets:
Investment income due and accrued	(64,258)	(159,459)
Reinsurance related assets	(467,236)	417,581
Other assets	6,561	41,104
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	1,600,924	1,145,795
Dividend accumulation	(1,240)	919
Advance premiums	(11,090)	19,340
Other liabilities	477,961	144,098
Accounts payable and accrued expenses	878,172	279,586
Net cash provided by operating activities	2,253,158	2,385,443

Cash Flows from investing activities:
Purchase of fixed income investments	(1,863,263)	(2,507,233)
Purchase of equity investments	(461,430)	(101,406)
Purchase of mortgage investments	(132,785)	(252,642)
Purchase of other invested assets	-	(26,320)
Proceeds from fixed income sales and repayments	3,148,409	2,277,763
Proceeds from equity sales	3,000	96,428
Proceeds from mortgage repayments	561,216	1,200,925
Proceeds from other invested assets	-	5,440
Increase in policy loans	(768)	(623)
Purchase of property, equipment and software	-	(11,127)
Net cash provided by investing activities	1,254,379	681,205

Cash Flows from financing activities:
Receipts on deposit-type contracts	1,311,824	2,119,530
Withdrawals on deposit-type contracts	(5,011,589)	(3,024,646)
Paid in capital	9,886	-
Net cash (used in) financing activities	(3,689,879)	(905,116)

Net (decrease) increase in cash and cash equivalents	(182,342)	2,161,532

Cash and Cash Equivalents:
Beginning	6,903,783	8,982,138
Ending	$6,721,441	$11,143,670

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The results of operation for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2024.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2025, and December 31, 2024, USAC had 7,748,922 common shares issued and outstanding.

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2025 and 2024 were 7,748,922 and 7,748,922 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three months ended March 31, 2025 and 2024.

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 ("Improvements to Reportable Segment Disclosures") which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU modified our disclosures but did not have an impact on our financial position or results of operations. Refer to Note 7 of the consolidated financial statements for the disclosure.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 "Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts". This update is aimed at improving the Codification related to long-duration contracts, which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB recently delayed the effective date of ASU 2018-12 to fiscal years beginning after December 15, 2024 and interim periods for fiscal years beginning after December 31, 2025 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$801,639	$-	$(70,870)	$730,769
Corporate bonds	22,353,128	148,954	(2,781,649)	19,720,433
Municipal bonds	5,393,259	11	(587,431)	4,805,839
Redeemable preferred stock	2,563,173	14	(168,153)	2,395,034
Term loans	12,148,679	40,109	(210,723)	11,978,065
Mortgage backed and asset backed securities	39,296,493	769,746	(817,690)	39,248,549
Total available for sale	$82,556,371	$958,834	$(4,636,516)	$78,878,689

	December 31, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available for sale:
Fixed maturities:
US Treasury securities	$799,543	$-	$(88,166)	$711,377
Corporate bonds	24,370,244	111,868	(2,990,292)	21,491,820
Municipal bonds	5,416,888	-	(675,739)	4,741,149
Redeemable preferred stock	2,562,893	36	(151,695)	2,411,234
Term loans	12,971,452	28,936	(212,084)	12,788,304
Mortgage backed and asset backed securities	37,664,287	715,541	(945,533)	37,434,295
Total available for sale	$83,785,307	$856,381	$(5,063,509)	$79,578,179

The amortized cost and fair value of debt securities as of March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$312,246	$312,247	$2,329,128	$2,329,128
After one year through five years	17,862,816	17,764,445	18,590,198	18,410,081
After five years through ten years	3,141,352	3,069,474	2,032,061	1,967,540
More than 10 years	19,380,291	16,088,940	20,606,740	17,025,901
Redeemable preferred stocks	2,563,173	2,395,034	2,562,893	2,411,234
Mortgage backed and asset backed securities	39,296,493	39,248,549	37,664,287	37,434,295
Total amortized cost and fair value	$82,556,371	$78,878,689	$83,785,307	$79,578,179

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended March 31, 2025 and 2024 were $3,712,625 and $3,580,556, respectively. In June 2016, the FASB issued ASC 326 ("Current Expected Credit Loss (CECL)").  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans and reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. Changes in the allowance for credit losses are included in net losses.  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2025	2024
Gross gains	$-	$6,064
Gross losses	(476,146)	(41,962)
Realized losses	$(476,146)	$(35,898)

Mortgage loans on real estate	(432,975)	-
(Increase) Decrease in allowance for credit losses	$(432,975)	$-

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		12 months and Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2025
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$448,887	$(2,391)	$281,883	$(68,479)	$730,769	$(70,870)
Corporate bonds	1,834,482	(26,266)	12,499,659	(2,755,383)	14,334,141	(2,781,649)
Municipal bonds	1,111,579	(38,983)	3,614,469	(548,448)	4,726,048	(587,431)
Redeemable preferred stock	-	-	1,974,066	(168,153)	1,974,066	(168,153)
Term loans	3,815,563	(34,414)	2,556,030	(176,309)	6,371,593	(210,723)
Mortgage backed and asset backed securities	9,623,974	(202,917)	4,717,922	(614,773)	14,341,896	(817,690)
Total fixed maturities	$16,834,485	$(304,971)	$25,644,029	$(4,331,545)	$42,478,514	$(4,636,516)

	Less than 12 months		12 months and Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2024

Available for sale:
Fixed maturities:
US Treasury securities	$444,105	$(7,244)	$267,272	$(80,922)	$711,377	$(88,166)
Corporate bonds	1,959,130	(52,671)	12,336,095	(2,937,621)	14,295,225	(2,990,292)
Municipal bonds	1,190,019	(56,801)	3,551,130	(618,938)	4,741,149	(675,739)
Redeemable preferred stock	-	-	2,337,770	(151,695)	2,337,770	(151,695)
Term loans	-	-	2,609,831	(212,084)	2,609,831	(212,084)
Mortgage backed and asset backed securities	10,201,273	(241,577)	4,708,468	(703,956)	14,909,741	(945,533)
Total fixed maturities	$13,794,527	$(358,293)	$25,810,566	$(4,705,216)	$39,605,093	$(5,063,509)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of March 31, 2025 was 200, which represented an unrealized loss

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

of $4,636,516 of the aggregate carrying value of those securities. The 200 securities breakdown as follows: 112 bonds, 71 mortgage and asset backed securities, 7 term loans, and 10 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.  Unrealized losses on fixed maturities are almost exclusively related to changes in interest rates and will be recovered if the securities are not sold prior to maturity.

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Commercial mortgage loans by property type
Mixed use	$2,238,456	$2,159,630
Lodging	2,478,285	2,486,961
Multi-property	1,707,210	2,188,704
Multi-family	3,052,730	3,202,740
Industrial	1,800,000	1,800,000
Retail/Office	13,406,546	13,410,399
Total commercial mortgages	$24,683,227	$25,248,434
Allowance for credit losses	(488,660)	(55,685)
Carrying value	$24,194,567	$25,192,749

The Company’s mortgage loans by loan-to-value ratio as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Loan to value ratio
Over 70 to 80%	$892,800	$892,800
Over 60 to 70%	10,332,347	6,399,210
Over 50 to 60%	7,300,000	10,215,293
Over 40 to 50%	1,818,737	1,820,562
Over 30 to 40%	3,839,343	3,231,865
Over 20 to 30%	-	2,188,704
Over 10 to 20%	500,000	500,000
Total	$24,683,227	$25,248,434

Allowance for credit losses	(488,660)	(55,685)
Carrying value	$24,194,567	$25,192,749

The Company’s mortgage loans by maturity date as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Maturity Date
One year or less	$9,963,932	$6,566,055
After one year through five years	14,719,295	18,682,379
Total	$24,683,227	$25,248,434

Allowance for credit losses	(488,660)	(55,685)
Carrying value	$24,194,567	$25,192,749

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

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

The Company took realized losses by writing down two mortgage loans during the three-month period ending March 31, 2025. The first mortgage loan has a principal amount of $755,663 that is secured by real estate. The loan originated on March 28, 2022 and has an original maturity date of April 10, 2024.  We no longer accrue interest on this asset.  It previously carried an interest rate of 6.95%.  As of the reporting date, the borrower is 355 days past due on payments. Specifically, the borrower has missed payments for the following periods:

- Payment due on April 10, 2024 - $755,663 Principal Amount

- Payment due on December 31, 2024 - $14,005 Accrued Interest Amount

The total amount of past due payments is $769,668, which includes principal and accrued interest. The Company has assessed the collectability of the loan, which requires an evaluation of the borrower’s payment history, current financial condition, and the underlying collateral value.  As part of this assessment, the Company has determined that the loan is potentially impaired. The fair value of the collateral is estimated to be $226,540 less than the outstanding balance of the loan. Therefore, a realized loss of $226,540 has been recognized as of the reporting date.

The second mortgage loan has a principal amount of $1,899,520 that is secured by real estate. This asset represents a pool of individual loans. The loan was originated on October 22, 2020 and has various maturity dates and interest rates.  We no longer accrue interest on this asset.  As of the reporting date, there are 24 loans. 12 out of the 24 loans are delinquent with total outstanding loan amount of $605,248, and 1 real estated owned property with outstanding loan amount of $122,764. Specifically, the borrower has missed payments totaling $728,012. No interest is being accrued on these loans.

The Company has assessed the collectability of the loan, which requires an evaluation of the borrower’s payment history, current financial condition, and the underlying collateral value.  As part of this assessment, the Company has determined that the loan is potentially impaired. The fair value of the collateral is estimated to be $193,473 less than the outstanding balance of the loan. Therefore, a realized loss of $193,473 has been recognized as of the reporting date.

Additionally, the Company had one mortgage loan participation with a specific allowance which is on non-accrued status and delinquent as of March 31, 2025. The mortgage loan has a principal amount of $1,000,000 that is secured by real estate. The loan was originated on November 4, 2022 and has an original maturity date of December 1, 2025.  We no longer accrue interest on this asset.  It previously carried an interest rate of 8%.  As of the reporting date, the borrower was not past due on payments. Payments due in the second quarter have been modified to a reduced interest rate of 5% with the lost interest capitalized into the principal of the loan. It is uncertain if the borrower will be able to continue to make payments.

The Company has assessed the collectability of the loan, which requires an evaluation of the borrower’s payment history, current financial condition, and the underlying collateral value.   The fair value of the collateral is estimated to be $250,000 less than the outstanding balance of the loan and will be adjusted once a current appraisal is completed. Therefore, an allowance of $250,000 has been recognized as of the reporting date.

The Company analyzes our commercial mortgage loan portfolio for the need of a general loan allowance for expected credit losses on all other loans on a quantitative and qualitative basis by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual loan. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three months ended March 31, 2025 and 2024.

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

The following table presents a roll-forward of our general and specific valuation allowances for our commercial mortgage loan portfolio:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$-	$55,685	$-	$21,644
Charge-offs	(420,013)	-	-	-
Change in provision for credit losses	670,013	182,975	-	-
Ending Allowance	$250,000	$238,660	$-	$21,644

The following table presents a breakdown of our mortgage loans by aging category:

	As of March 31, 2025
	Outstanding Balance	Allowance for Credit Losses	Net Carrying Amount
	(unaudited)
Aging Category
Not past due (Current)	$22,446,895	$(258,684)	$22,188,211
1-30 days past due	-	-	-
31-60 days past due	-	-	-
61-90 day past due	-	-	-
Over 90 days past due	2,236,332	(229,976)	2,006,356
Ending Allowance	$24,683,227	$(488,660)	$24,194,567

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Fixed maturities	$1,337,626	$1,309,729
Mortgages	440,895	406,549
Equity securities	69,477	83,165
Other invested assets	29,511	60,055
Cash and cash equivalents	66,332	88,972
	1,943,841	1,948,471
Less investment expenses	(219,113)	(278,514)
	$1,724,728	$1,669,957

Net Investment Gains (losses)

Net investment gains (losses) for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2025	2024
Recognized gains (losses) on sale of investments	$(56,133)	$(35,898)
Realized loss on mortgage loan participation write downs	(420,013)	$-
Change in allowance for credit loss recognized in earnings	(432,975)	-
Unrealized net gains (losses) recognized in earnings	(21,790)	96,321
Embedded Derivative	(118,762)	79,929
Net investment gains (losses)	$(1,049,673)	$140,352

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.	Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	March 31, 2025		December 31, 2024
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$594,352	-	$713,114	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ending	Three Months Ending	Balance
	March 31, 2025	March 31, 2024	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(118,762)	$79,929	Net investment gains (losses)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements

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

Fixed maturity securities: Fair values of available for sale fixed maturity securities are provided by a third party pricing service. The pricing service uses a variety of sources to determine fair value of securities. The Company’s fixed maturity securities are highly liquid, which allows for a high percentage of the portfolio to be priced through pricing sources.

Equity securities: Fair values for equity securities are also provided by a third party pricing service and are derived from active trading on national market exchanges.

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge which are based on the quoted market prices of the underlying derivate instruments.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the three months ended March 31, 2025 and 2024.

Limited partnership interests: Limited partnership interests are carried at net asset value which approximates fair value.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$730,769	$730,769	$-	$-
Corporate bonds	19,720,433	-	19,550,833	169,600
Municipal bonds	4,805,839	-	4,805,839	-
Redeemable preferred stock	2,395,034	-	2,395,034	-
Term loans	11,978,065	-	-	11,978,065
Mortgage backed and asset backed securities	39,248,549	-	38,908,549	340,000
Total fixed maturities	78,878,689	730,769	65,660,255	12,487,665
Equities:
Common stock	2,276,770	2,151,770	125,000	-
Preferred stock	1,451,778	-	1,451,778	-
Total equities	3,728,548	2,151,770	1,576,778	-
Other invested assets	1,185,571	-	-	1,185,571
Reinsurance contract allocated hedge	594,352	-	-	594,352
Limited partnership interests	688,788	-	-	688,788
Total	$85,075,948	$2,882,539	$67,237,033	$14,956,376

	December 31, 2024
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$711,377	$711,377	$-	$-
Corporate bonds	21,491,820	-	21,322,220	169,600
Municipal bonds	4,741,149	-	4,741,149	-
Redeemable preferred stock	2,411,234	-	2,411,234	-
Term loans	12,788,304	-	-	12,788,304
Mortgage backed and asset backed securities	37,434,295	-	37,090,545	343,750
Total fixed maturities	79,578,179	711,377	65,565,148	13,301,654
Equities:
Common stock	2,395,195	2,271,495	123,700	-
Preferred stock	1,480,890	-	1,480,890	-
Total equities	3,876,085	2,271,495	1,604,590	-
Other invested assets	1,109,606	-	-	1,109,606
Reinsurance contract allocated hedge	713,114	-	-	713,114
Limited partnership interests	428,170	-	-	428,170
Total	$85,705,154	$2,982,872	$67,169,738	$15,552,544

No transfers occurred between levels during the three months ended March 31, 2025.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Three Months Ended March 31, 2025	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$343,750	$12,788,304	$1,109,606
Principal payment	-	(3,750)	(826,472)	-
Acquisition	-	-	39,273	-
Investment related gains (losses), net	-	-	787,199	75,965
Fair value, end of period	$169,600	$340,000	$12,788,304	$1,185,571

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,721,441	$6,721,441	$6,721,441	$-	$-
Mortgage loans on real estate	24,194,567	24,194,567	-	-	24,194,567
Limited partnership interests	688,788	688,788	-	-	688,788
Investment income due and accrued	1,018,582	1,018,582	-	-	1,018,582
Reinsurance contract allocated hedge	594,352	594,352	-	-	594,352
Policy loans	32,513	32,513	-	-	32,513
Total Financial Assets (excluding available for sale investments)	$33,250,243	$33,250,243	$6,721,441	$-	$26,528,802

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	74,759,710	61,861,543	-	-	61,861,543
Total Financial Liabilities	$76,009,710	$63,111,543	$-	$-	$63,111,543

	December 31, 2024

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,903,783	$6,903,783	$6,903,783	$-	$-
Mortgage loans on real estate	25,192,749	25,192,749	-	-	25,192,749
Limited partnership interests	428,170	428,170	-	-	428,170
Investment income due and accrued	954,324	954,324	-	-	954,324
Reinsurance contract allocated hedge	713,114	713,114	-	-	713,114
Policy loans	31,745	31,745	-	-	31,745
Total Financial Assets (excluding available for sale investments)	$34,223,885	$34,223,885	$6,903,783	$-	$27,320,102

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	77,940,378	64,945,983	-	-	64,945,983
Total Financial Liabilities	$79,190,378	$66,195,983	$-	$-	$66,195,983

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Income Tax Provision

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

The Company's effective income tax rate was 14.0% for the three months ended March 31, 2025, compared with 18.1% for the same period in 2024. The ETR differs from the statutory rate of 21% primarily due to tax favored investments (i.e., tax-exempt interest and the dividends received deduction) offset by an increase the valuation allowance associated with capital loss carryforwards. The change in the ETR for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the three months ended March 31, 2025 from the full year-ended December 31, 2024 ETR of 11.5% due to the prior year release in valuation allowance associated with net operating losses and favorable prior period adjustments.

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

As of March 31, 2025, based on all available evidence, we concluded that a valuation allowance should remain on a portion of the deferred tax asset related to capital loss carryforwards that are not more-likely-than-not to be realized. For the three months ended March 31, 2025, the Company recorded an increase of $79K to the valuation allowance associated with capital loss carryforwards. The expense was recorded in the income tax expense. At March 31, 2025, and December 31, 2024, the Company has recorded a total valuation allowance of approximately $390,000 and $309,000, respectively, associated with the life insurance net operating losses subject to limitations under IRC section 382 and capital loss carryforwards.

Note 6.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of March 31, 2025, the Company had funded $650,445 of this commitment.  The dates of future capital calls is unknown and the initial investment period for capital calls is five years.

Note 7.	Operating Segments

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 7.	Operating Segments (continued)

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

Note 8.	Subsequent Events

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

The Company assumes business under reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. On September 30, 2017, the Company entered into an agreement (the “2017 ALSC Agreement”) to assume 100% of a certain block of life insurance policies from American Life & Security Company (“ALSC”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into an agreement with ALSC (the “2020 ALSC Agreement “) to assume a quota share percentage of a block of annuity policies. Effective December 31, 2020, USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

On December 31, 2023, USALSC entered into an agreement with Lewer Life Insurance LLIC to assume a block of life and annuity policies.

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

New Accounting Standards

A detailed discussion of new accounting standards is provided in Note 2 to Consolidated Financial Statements beginning on p. 8 of this quarterly report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the three months ended March 31, 2025 and 2024 are summarized in the table below.

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Income:
Premium income	$4,419,593	$3,668,083
Net investment income	1,724,728	1,669,957
Net investment gains (losses)	(1,049,673)	140,352
Other income	87,364	145,693
Total income	$5,182,012	$5,624,085

In the first three months of 2025, total income decreased to $5,182,012, a decrease of $442,073 or 8% from the 2024 first three months total income of $5,624,085. The decrease is driven by investment losses. The Company records unrealized gains and losses on equity securities in total income in accordance with accounting standards. These standards continue to result in increased volatility in total income.

Premium income: Premium income for the first three months of 2025 was $4,419,593 compared to $3,668,083 in the first three months of 2024, an increase of $751,510 or 20%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended March 31, 2025 and 2024 are summarized in the following table.

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Direct	$3,297,658	$2,597,276
Assumed	1,502,278	1,429,717
Ceded	(380,343)	(358,910)
Total	$4,419,593	$3,668,083

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Fixed maturities	$1,337,626	$1,309,729
Mortgages	440,895	406,549
Equity securities	69,477	83,165
Other invested assets	29,511	60,055
Cash and cash equivalents	66,332	88,972
	1,943,841	1,948,471
Less investment expenses	(219,113)	(278,514)
	$1,724,728	$1,669,957

Net investment income for the first three months of 2025 was $1,724,728, compared to $1,669,957 for the same period in 2024, an increase of $54,771 or 3%. This increase in investment income is a result of improved yields.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2025 and 2024, net investment gains are summarized in the following table.

	Three Months Ended March 31,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$(56,133)	$(35,898)
Realized loss on mortgage loan participation write downs	(420,013)	$-
Change in allowance for credit loss recognized in earnings	(432,975)	-
Unrealized net (losses) gains recognized in earnings	(21,790)	96,321
Embedded derivative	(118,762)	79,929
Net investment (losses) gains	$(1,049,673)	$140,352

Realized gains and losses related to the sale of securities for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2025	2024
Gross gains	$-	$6,064
Gross losses	(476,146)	(41,962)
Realized (losses)	$(476,146)	$(35,898)

Mortgage loans on real estate	(432,975)	-
(Increase) Decrease in allowance for credit losses	$(432,975)	$-

Other income: Other income for the three months ended March 31, 2025 was $87,364 compared to $145,693 for the same period in 2024, a decrease of $58,329. The decrease was the result of reinsurance allowances received in 2024 which did not recur in 2025.

Expenses. Expenses for the three months ended March 31, 2025 and 2024 are summarized in the table below.

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Expenses:
Death claims	$1,442,245	$1,118,580
Policyholder benefits	2,092,539	1,835,068
Increase in policyholder reserves	1,565,550	979,669
Commissions, net of deferrals	248,490	201,101
Amortization of deferred acquisition costs	307,263	362,810
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	381,238	400,893
Other operating expenses	716,360	688,902
Total expense	$6,776,790	$5,610,128

Death claims: Death benefits were $1,442,245 in the three months ended March 31, 2025 compared to $1,118,580 for the same period in 2024, an increase of $323,665 or 29%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $2,092,539 in the three months ended March 31, 2025 compared to $1,835,068 for the same period in 2024, an increase of $257,471 or 14%. The primary driver of this increase is an increase in assumed benefits.

Increase in policyholder reserves: Policyholder reserves increased $1,565,550 in the three months ended March 31, 2025, compared to $979,669 for the same period in 2024, an increase of $585,881 or 60%. The increase in reserve growth is driven by increased premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $248,490 in the three months ended March 31, 2025, compared to $201,101 for the same period in 2024, an increase of $47,389 or 24%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $307,263 in the three months ended March 31, 2025, compared to $362,810 for the same period in 2024, a decrease of $55,547 or 15%. The decrease is driven by a reduction in amortization on assumed business..

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $23,105 in the Three months ended March 31, 2025 and 2024, respectively.  VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $381,238 for the three months ended March 31, 2025, compared to $346,702 for the same period in 2024, an increase of $34,536 or 10%. The increase was driven by fluctuations in staffing levels.

Other expenses: Other operating expenses were $716,360 in the three months ended March 31, 2025, compared to $743,093 for the same period in 2024, a decrease of $26,733 or 4%. The decrease is driven by a decrease in audit costs.

Federal income tax expenses: Federal income tax benefit of $222,833 was recorded for the three months ended March 31, 2025. No such benefit was recorded for the three months ended March 31, 2024.

Net Income: Our net loss was $1,371,945 in the three months ended March 31, 2025 compared to net income of $13,957 for the same period in 2024, a decrease of $1,385,902. Our net loss per share was $0.18 compared to net income per share of $0.00 in 2024, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $130,271,315 as of March 31, 2025, a decrease of $1,022,667 or 1% from December 31, 2024 assets of $131,293,892. This is primarily the result of a decrease in fixed maturity securities and mortgage loans.

Available for sale fixed maturity securities: As of March 31, 2025, we had available for sale fixed maturity assets of $78,878,689, a decrease of $699,490 or 1% from the December 31, 2024 balance of $79,578,179. The decrease is driven by maturities during the quarter.

Equity securities, at fair value: As of March 31, 2025, we had equity assets of $3,728,548, a decrease of $147,537 or 4% from the December 31, 2024 balance of $3,876,085. This decrease is driven by a decrease in value of our equity securities.

Limited partnership interests: As of March 31, 2025, we had limited partnership interests of $688,788, an increase of $260,618 or 61% from our December 31, 2024 balance of $428,170.  This is driven by additional investments in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of March 31, 2025, we had mortgage loans on real estate of $24,194,567, a decrease of $998,182 or 4% from the December 31, 2024 balance of $25,192,749. The decrease is the result of reduced mortgage loan participations payments.

Other invested assets: As of March 31, 2025, we had other invested assets of $1,185,571, an increase of $75,965 or 7% from the December 31, 2024 balance of $1,109,606.

Policy loans: As of March 31, 2025, our policy loans were $32,513, an increase of $768 or 2% from the December 31, 2024 balance of $31,745. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of March 31, 2025, we had real estate assets of $1,638,910 related to our home office building, a decrease of $13,643 from the December 31, 2024 balance of $1,652,553. The decrease is the result of normal depreciation.

Cash and cash equivalents: As of March 31, 2025, we had cash and cash equivalent assets of $6,721,441, a decrease of $182,342 or 3% from the December 31, 2024 balance of $6,903,783. This decrease was the result of cash being redeployed into invested assets.

Investment income due and accrued: As of March 31, 2025, our investment income due and accrued was $1,018,582 compared to $954,324 as of December 31, 2024, an increase of $64,258 or 7%. This decrease is attributable to investment activity.

Reinsurance related assets: As of March 31, 2025, our reinsurance related assets were $870,616 compared to $522,142 as of December 31, 2024, an increase of $348,474. This increase is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of March 31, 2025, our deferred acquisition costs were $3,957,070 compared to $3,908,636 as of December 31, 2024, an increase of $48,434 or 1%. The increase is the result of additional deferrals on renewing multi-year guarantee annuities.

Value of business acquired, net: As of March 31, 2025 our value of business acquired asset was $2,310,448 compared to $2,333,553 as of December 31, 2024, a decrease of $23,105 or 1%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of March 31, 2025 our property, equipment and software assets were $129,647, a decrease of $6,706 from the December 31, 2024 balance of $136,353. The decrease is the result of depreciation.

Goodwill: As of March 31, 2025 and December 31, 2024, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $4,003,493 as of March 31, 2025, an increase of $256,382 from the December 31, 2024 balance of $3,747,111. The increase is the result of deferred federal income tax benefits.

Other assets: As of March 31, 2025, our other assets were $452,541, a decrease of $6,561 or 1% from the December 31, 2024 balance of $459,102.  The decrease is a result of ___________________.

Liabilities. Our total liabilities were $120,427,623 as of March 31, 2025, a decrease of $235,941 or 0.2% from our December 31, 2024 liabilities of $120,663,564. The decrease is driven by a decrease in our deposit-type contract liabilities.

Policy liabilities: Our total policy liabilities as of March 31, 2025 were $116,596,076 compared to $118,188,150 as of December 31, 2024, a decrease of $1,592,074 or 1%. This decrease is the result of surrenders of deposit-type contracts.

Accounts payable and accrued expenses: As of March 31, 2025, our accounts payable and accrued expenses were $2,011,693 compared to $1,133,521 as of December 31, 2024, an increase of $878,172 or 78%. The increase is driven by reinsurance settlement payables.

Federal Home Loan Bank advance: As of March 31, 2025 and December 31, 2024, respectively, the Company has outstanding advances of $1,250,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of March 31, 2025, we had other liabilities of $569,854 compared to $91,893 as of December 31, 2024, an increase of $477,961.  The increase is the result of changes in investment-related payables.

Shareholders’ Equity. Our shareholders’ equity was $9,843,692 as of March 31, 2025, a idecrease of $786,726 or 7% from our December 31, 2024 shareholders’ equity of $10,630,418. The decrease in shareholders’ equity was driven by our first quarter net loss.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$730,769	0.6%	$711,377	0.6%
Corporate bonds	19,720,433	16.8%	21,491,820	18.1%
Municipal bonds	4,805,839	4.1%	4,741,149	4.0%
Redeemable preferred stocks	2,395,034	2.0%	2,411,234	2.0%
Term Loans	11,978,065	10.2%	12,788,304	10.8%
Mortgage backed and asset backed securities	39,248,549	33.4%	37,434,295	31.4%
Total fixed maturities	78,878,689	67.3%	79,578,179	66.9%
Mortgage loans	24,194,567	20.7%	25,192,749	21.2%
Other invested assets	1,185,571	1.0%	1,109,606	0.9%
Limited partnership interests	688,788	0.6%	428,170	0.4%
Equities:
Common stock	2,276,770	1.9%	2,395,195	2.0%
Preferred stock	1,451,778	1.2%	1,480,890	1.2%
Total equities	3,728,548	3.2%	3,876,085	3.3%
Real estate, net of depreciation	1,638,910	1.4%	1,652,553	1.4%
Cash and cash equivalents	6,721,441	5.7%	6,903,783	5.8%
Total	$117,036,514	100.0%	$118,741,125	100.0%

The total value of our investments and cash and cash equivalents decreased to $117,036,514 as of March 31, 2025 from $118,741,125 at December 31, 2024, a decrease of $1,704,611 or 1%. Decreases in investments are primarily attributable to annuity surrenders.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$6,684,127	8.5%	$5,470,235	6.9%
AA	12,810,184	16.2%	10,469,465	13.1%
A	15,672,205	19.9%	15,174,048	19.1%
BBB	31,274,783	39.6%	35,807,023	45.0%
BB	3,203,906	4.1%	4,378,680	5.5%
B	95,811	0.1%	90,675	0.1%
Not Rated - Private Placement	9,137,673	11.6%	8,188,053	10.3%
Total	$78,878,689	100.0%	$79,578,179	100.0%

The amortized cost and fair value of debt securities as of March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$312,246	$312,247	$2,329,128	$2,329,128
After one year through five years	17,862,816	17,764,445	18,590,198	18,410,081
After five years through ten years	3,141,352	3,069,474	2,032,061	1,967,540
More than 10 years	19,380,291	16,088,940	20,606,740	17,025,901
Redeemable preferred stocks	2,563,173	2,395,034	2,562,893	2,411,234
Mortgage backed and asset backed securities	39,296,493	39,248,549	37,664,287	37,434,295
Total amortized cost and fair value	$82,556,371	$78,878,689	$83,785,307	$79,578,179

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

Net cash provided by operating activities was $2,253,158 for the three months ended March 31, 2025. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $1,254,379. The primary uses of cash was purchases of fixed maturity, mortgage, and equity investments and the primary sources of cash was from maturities and paydowns of assets. Cash used by financing activities was $3,689,879. The primary uses of cash were withdrawals on deposit-type contracts.

At March 31, 2025, we had cash and cash equivalents totaling $6,721,441. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

None

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

US Alliance
Corporation
(Registrant)

Date	May 14, 2025
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman