Form 10-Q
period 2025-06-30
US Alliance Corp
filed 2025-08-15
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of August 1, 2025

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

US Alliance Corporation

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $82,133,900 and $83,785,307, net of allowances for credit losses of $0 and $0, as of June 30, 2025 and December 31, 2024, respectively)	$78,295,337	$79,578,179
Equity securities, at fair value	3,433,420	3,876,085
Limited partnership interests	773,810	428,170
Mortgage loans on real estate (net of allowance for credit losses of $66,408 and $55,685 as of June 30, 2025 and December 31, 2024, respectively)	25,868,144	25,192,749
Other invested assets	1,261,067	1,109,606
Policy loans	33,280	31,745
Real estate, net of depreciation	1,625,266	1,652,553
Total investments	111,290,324	111,869,087

Cash and cash equivalents	3,757,103	6,903,783
Investment income due and accrued	844,952	954,324
Reinsurance related assets	851,275	522,142
Deferred acquisition costs, net	3,927,814	3,908,636
Value of business acquired, net	2,287,343	2,333,553
Property, equipment and software, net	133,600	136,353
Goodwill	277,542	277,542
Federal and state income tax receivable	178,085	182,349
Deferred tax asset, net of valuation allowance	3,856,841	3,747,111
Other assets	856,786	459,102
Total assets	$128,261,665	$131,293,982

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$71,068,783	$77,940,378
Policyholder benefit reserves	42,829,475	39,898,138
Dividend accumulation	100,441	100,885
Advance premiums	216,322	248,749
Total policy liabilities	114,215,021	118,188,150

Accounts payable and accrued expenses	1,660,884	1,133,521
Federal Home Loan Bank advance	1,250,000	1,250,000
Other liabilities	650,301	91,893
Total liabilities	117,776,206	120,663,564

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,748,922 shares as of June 30, 2025 and December 31, 2024	774,893	774,893
Additional paid-in capital	22,986,429	22,966,657
Accumulated deficit	(10,601,778)	(10,020,956)
Accumulated other comprehensive loss	(2,674,085)	(3,090,176)
Total shareholders' equity	10,485,459	10,630,418

Total liabilities and shareholders' equity	$128,261,665	$131,293,982

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income (loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Income:
Premium income	$8,554,211	$7,754,887	$4,134,618	$4,086,804
Net investment income	3,715,390	3,995,480	1,990,662	2,325,523
Net investment gains (losses)	(329,778)	512,660	719,895	372,308
Other income	218,555	375,268	131,191	229,575
Total income	12,158,378	12,638,295	6,976,366	7,014,210

Expenses:
Death claims	2,750,026	2,123,225	1,307,781	1,004,645
Policyholder benefits	3,922,850	3,761,934	1,830,311	1,926,866
Increase in policyholder reserves	2,782,306	2,487,524	1,216,756	1,507,855
Commissions, net of deferrals	445,138	436,368	196,648	235,267
Amortization of deferred acquisition costs	663,366	697,373	356,103	334,563
Amortization of value of business acquired	46,210	46,210	23,105	23,105
Salaries & benefits	818,230	708,403	436,992	361,701
Other operating expenses	1,351,978	1,434,792	635,620	691,699
Total expense	12,780,104	11,695,829	6,003,316	6,085,701

Net income (loss) before tax	$(621,726)	$942,466	$973,050	$928,509

Current federal income tax expense	-	-
Deferred federal income tax benefit (expense)	40,904	(217,432)	(181,929)	(217,432)
Total federal income tax benefit	40,904	(217,432)	(181,929)	(217,432)

Net Income (loss)	$(580,822)	$725,034	$791,121	$711,077

Net income (loss) per common share, basic and diluted	$(0.07)	$0.09	$0.10	$0.09

Unrealized net holding gains (losses) arising during the period, net of tax	263,984	(160,859)	(255,314)	(210,880)
Reclassification adjustment for losses included in net income	152,107	47,965	96,072	25,062

Other comprehensive income (loss)	416,091	(112,894)	(159,242)	(185,818)

Comprehensive income (loss)	$(164,731)	$612,140	$631,879	$525,259

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Other comprehensive income	-	-	-	(112,894)	-	(112,894)
Net income	-	-	-	-	725,034	725,034
Balance, June 30, 2024	7,748,922	774,893	22,964,490	(3,029,266)	(9,766,900)	10,943,217

Balance, December 31, 2024	7,748,922	$774,893	$22,966,657	$(3,090,176)	$(10,020,956)	$10,630,418
Other comprehensive income	-	-	-	416,091	-	416,091
Stock based compensation on Restricted Stock Awards	-	-	19,772	-	-	19,772
Net loss	-	-	-	-	(580,822)	(580,822)
Balance, June 30, 2025	7,748,922	$774,893	$22,986,429	$(2,674,085)	$(10,601,778)	$10,485,459

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, March 31, 2024	7,748,922	$774,893	$22,964,490	$(2,843,448)	$(10,477,977)	$10,417,958
Other comprehensive income	-	-	-	(185,818)	-	(185,818)
Net income	-	-	-	-	711,077	711,077
Balance, June 30, 2024	7,748,922	$774,893	$22,964,490	$(3,029,266)	$(9,766,900)	$10,943,217

Balance, March 31, 2025	7,748,922	$774,893	$22,976,543	$(2,514,843)	$(11,392,899)	$9,843,694
Other comprehensive income	-	-	-	(159,242)	-	(159,242)
Stock based compensation on Restricted Stock Awards	-	-	9,886	-	-	9,886
Net income	-	-	-	-	791,121	791,121
Balance, June 30, 2025	7,748,922	$774,893	$22,986,429	$(2,674,085)	$(10,601,778)	$10,485,459

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Cash Flows from operating activities:
Net income (loss)	$(580,822)	$725,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,259	39,015
Net (gains) losses realized on the sale of securities and net credit losses recognized in operations	511,613	170,654
Unrealized (gains) losses on equity securities	(575,798)	(587,099)
Change in fair value of embedded derivative	393,963	(96,215)
(Accretion) amortization of investment securities, net	(140,060)	(423,851)
Deferred acquisition costs capitalized	(682,543)	(295,524)
Deferred acquisition costs amortized	663,365	697,373
Value of business acquired amortized	46,210	46,210
Interest credited on deposit type contracts	1,007,044	1,005,893
(Increase) decrease in operating assets:
Investment income due and accrued	109,372	301,950
Reinsurance related assets	(723,096)	(1,947,442)
Deferred tax assets, net of valuation allowance	(109,730)	187,422
Other assets	(393,420)	(489,573)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	2,931,337	2,617,295
Dividend accumulation	(444)	1,846
Advance premiums	(32,427)	(17,513)
Other liabilities	558,408	(85,035)
Accounts payable and accrued expenses	527,363	(368,679)
Net cash provided by operating activities	3,551,594	1,481,761

Cash Flows from investing activities:
Purchase of fixed income investments	(3,093,582)	(8,751,954)
Purchase of equity investments	(478,230)	(267,791)
Purchase of mortgage investments	(2,888,521)	(6,274,245)
Purchase of other invested assets	-	(80,868)
Proceeds from fixed income sales and repayments	5,013,199	7,156,371
Proceeds from equity sales	764,106	96,428
Proceeds from mortgage repayments	1,856,376	5,471,789
Proceeds from other invested assets	-	5,805
Increase in policy loans	(1,535)	(1,534)
Purchase of property, equipment and software	(11,220)	(16,187)
Net cash provided by (used in) investing activities	1,160,593	(2,662,186)

Cash Flows from financing activities:
Receipts on deposit-type contracts	3,346,933	4,021,366
Withdrawals on deposit-type contracts	(11,225,572)	(4,585,326)
Restricted stock awards	19,772	-
Net cash provided by (used in) financing activities	(7,858,867)	(563,960)

Net increase (decrease) in cash and cash equivalents	(3,146,680)	(1,744,385)

Cash and Cash Equivalents:
Beginning	6,903,783	8,982,138
Ending	$3,757,103	$7,237,753

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The results of operation for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2024.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2025, and December 31, 2024, USAC had 7,748,922 common shares issued and outstanding.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the six months ended June 30, 2025 and 2024 were 7,748,922 shares. The weighted average number of shares outstanding during the three months ended June 30, 2025 and 2024 were 7,748,922 shares. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024.

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

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 "Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts". This update is aimed at improving the Codification related to long-duration contracts, which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB delayed the effective date of ASU 2018-12 to fiscal years beginning after December 15, 2024 and interim periods for fiscal years beginning after December 31, 2025 for smaller reporting companies, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.

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

Because there is no effect on an insurance entity's future cash flows, this reclassification may not be useful to users of financial information. The amendments in this guidance are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$805,065	$129	$(79,359)	$725,835
Corporate bonds	22,336,984	183,945	(2,825,717)	19,695,212
Municipal bonds	5,389,800	900	(606,107)	4,784,593
Redeemable preferred stock	2,563,964	3,916	(169,310)	2,398,570
Term loans	11,080,023	26,208	(179,483)	10,926,748
Mortgage backed and asset backed securities	39,958,064	653,604	(847,289)	39,764,379
Total available for sale	$82,133,900	$868,702	$(4,707,265)	$78,295,337

	December 31, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$799,543	$-	$(88,166)	$711,377
Corporate bonds	24,370,244	111,868	(2,990,292)	21,491,820
Municipal bonds	5,416,888	-	(675,739)	4,741,149
Redeemable preferred stock	2,562,893	36	(151,695)	2,411,234
Term loans	12,971,452	28,936	(212,084)	12,788,304
Mortgage backed and asset backed securities	37,664,287	715,541	(945,533)	37,434,295
Total available for sale	$83,785,307	$856,381	$(5,063,509)	$79,578,179

The amortized cost and fair value of debt securities as of June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$1,943,980	$1,954,173	$2,329,128	$2,329,128
After one year through five years	15,352,907	15,300,776	18,590,198	18,410,081
After five years through ten years	2,966,892	2,925,882	2,032,061	1,967,540
More than 10 years	19,348,093	15,951,557	20,606,740	17,025,901
Redeemable preferred stocks	2,563,964	2,398,570	2,562,893	2,411,234
Mortgage backed and asset backed securities	39,958,064	39,764,379	37,664,287	37,434,295
Total amortized cost and fair value	$82,133,900	$78,295,337	$83,785,307	$79,578,179

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

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

Proceeds from the sale of securities, maturities, and asset paydowns for the six months ended June 30, 2025 and 2024 were $7,633,681 and $12,730,393, respectively.   Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2025	2024
Gross gains	$-	$22,070
Gross losses	(500,890)	(67,024)
Net security losses	$(500,890)	$(44,954)

Fixed maturity securities	-	(116,563)
Mortgage loans on real estate	(10,723)	(9,137)
(Increase) Decrease in allowance for credit losses	$(10,723)	$(125,700)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended June 30, 2025 and 2024 were $3,921,056 and $9,149,837, respectively. Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2025	2024
Gross gains	$-	$16,006
Gross losses	(24,744)	(25,062)
Net security losses	$(24,744)	$(9,056)

Fixed maturity securities	-	(116,563)
Mortgage loans on real estate	422,252	(9,137)
(Increase) Decrease in allowance for credit losses	$422,252	$(125,700)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2025
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$250,108	$(466)	$274,969	$(78,893)	$525,077	$(79,359)
Corporate bonds	626,499	(17,863)	12,428,385	(2,807,854)	13,054,884	(2,825,717)
Municipal bonds	879,611	(41,204)	3,591,043	(564,903)	4,470,654	(606,107)
Redeemable preferred stock	-	-	1,774,006	(169,310)	1,774,006	(169,310)
Term loans	4,184,368	(92,391)	1,640,929	(87,092)	5,825,297	(179,483)
Mortgage backed and asset backed securities	9,314,113	(105,876)	6,410,072	(741,413)	15,724,185	(847,289)
Total fixed maturities	$15,254,699	$(257,800)	$26,119,404	$(4,449,465)	$41,374,103	$(4,707,265)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2024
Available for sale:
Fixed maturities:
US Treasury securities	$444,105	$(7,244)	$267,272	$(80,922)	$711,377	$(88,166)
Corporate bonds	1,959,130	(52,671)	12,336,095	(2,937,621)	14,295,225	(2,990,292)
Municipal bonds	1,190,019	(56,801)	3,551,130	(618,938)	4,741,149	(675,739)
Redeemable preferred stock	-	-	2,337,770	(151,695)	2,337,770	(151,695)
Term loans	-	-	2,609,831	(212,084)	2,609,831	(212,084)
Mortgage backed and asset backed securities	10,201,273	(241,577)	4,708,468	(703,956)	14,909,741	(945,533)
Total fixed maturities	$13,794,527	$(358,293)	$25,810,566	$(4,705,216)	$39,605,093	$(5,063,509)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of June 30, 2025 was 205, which represented an unrealized loss of $4,707,265 of the aggregate carrying value of those securities. The 205 securities breakdown as follows: 112 bonds, 79 mortgage and asset backed securities, 5 term loans, and 9 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.  Unrealized losses on fixed maturities are almost exclusively related to changes in interest rates and will be recovered if the securities are not sold prior to maturity.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Commercial mortgage loans by property type
Mixed use	$3,311,308	$2,159,630
Lodging	2,450,150	2,486,961
Multi-property	908,995	2,188,704
Multi-family	4,862,085	3,202,740
Industrial	1,800,000	1,800,000
Retail/Office	12,602,014	13,410,399
Total commercial mortgages	$25,934,552	$25,248,434
Allowance for credit losses	(66,408)	(55,685)
Carrying value	$25,868,144	$25,192,749

The Company’s mortgage loans by loan-to-value ratio as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Loan to value ratio
Over 70 to 80%	$892,800	$892,800
Over 60 to 70%	8,866,192	6,399,210
Over 50 to 60%	7,700,000	10,215,293
Over 40 to 50%	3,233,987	1,820,562
Over 30 to 40%	4,741,573	3,231,865
Over 20 to 30%	-	2,188,704
Over 10 to 20%	500,000	500,000
Total	$25,934,552	$25,248,434

Allowance for credit losses	(66,408)	(55,685)
Carrying value	$25,868,144	$25,192,749

The Company’s mortgage loans by maturity date as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Maturity Date
One year or less	$9,090,139	$6,566,055
After one year through five years	16,844,413	18,682,379
Total	$25,934,552	$25,248,434

Allowance for credit losses	(66,408)	(55,685)
Carrying value	$25,868,144	$25,192,749

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company evaluates commercial mortgage loans on a collective basis when similar risk characteristics exist and on an individual basis when such characteristics are not present.  For individually evaluated loans where it is determined that it is not probable that all amounts due under the contractual terms will be collected, the Company measures expected credit losses based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. If repayment is expected to be provided solely through the sale or operation of the collateral, expected credit losses are measured based on the fair value of the collateral, adjusted for estimated costs to sell when appropriate.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the loans to present the net carrying value expected to be collected. Changes in the allowance are recognized through earnings as credit loss expense. Loans are written off against the allowance when deemed uncollectible.

The Company recorded realized losses by writing down two mortgage loans during the six-month period ending June 30, 2025. The first mortgage loan has a principal amount of $755,663 that is secured by real estate. The loan originated on March 28, 2022 and has an original maturity date of April 10, 2024.  We no longer accrue interest on this asset.  It previously carried an interest rate of 6.95%.  As of the reporting date, the borrower is 451 days past due on payments. Specifically, the borrower has missed payments for the following periods:

- Payment due on April 10, 2024 - $755,663 Principal Amount

As of the reporting date, the loan has past due payments totaling $755,663, which includes both principal and accrued interest. In accordance with FASB ASC 326, the Company has evaluated the loan for expected credit losses by considering the borrower’s historical payment behavior, current financial condition, and the fair value of the collateral securing the loan.  Based on this assessment, the loan is determined to be collateral-dependent, as repayment is expected to be provided primarily through the operation or sale of the underlying collateral. The fair value of the collateral, net of estimated selling costs where applicable, is $226,540 less than the loan’s amortized cost basis. Accordingly, an allowance for credit losses in the amount of $226,540 has been recorded as of the reporting date.

The second mortgage loan has a principal amount of $1,101,126 that is secured by real estate. This asset represents a pool of individual loans. The loan was originated on October 22, 2020 and has various maturity dates and interest rates.  We no longer accrue interest on this asset.  As of the reporting date, there are 20 loans. Nine out of the 20 loans are delinquent with total outstanding loan amount of $595,108, and 4 real estate owned properties with outstanding loan amount of $171,446. Specifically, the borrower has missed payments totaling $766,554. No interest is being accrued on these loans.

The Company has evaluated the loan for expected credit losses in accordance with FASB ASC 326. This evaluation considered the borrower’s historical payment performance, current financial condition, and the value of the collateral securing the loan. As part of this assessment, the Company determined that the loan is collateral-dependent, as repayment is expected to be provided primarily through the operation or sale of the underlying collateral. The fair value of the collateral, net of estimated costs to sell when applicable, is $193,473 less than the amortized cost basis of the loan. As a result, an allowance for credit losses of $193,473 has been recorded as of the reporting date to reflect the expected loss.

Additionally, the Company had one mortgage loan participation with a specific allowance of $250,000 as of March 31, 2025. This allowance was reversed based upon an updated third-party appraisal of the property which showed the collateral value exceeded the amortized cost basis of the loan. The mortgage loan has a principal amount of $1,000,000 that is secured by real estate. The loan was originated on November 4, 2022 and has an original maturity date of December 1, 2025.  We no longer accrue interest on this asset.  It previously carried an interest rate of 8%.  Payments due in the second quarter have been modified to a reduced interest rate of 5% with the lost interest capitalized into the principal of the loan. It is uncertain if the borrower will be able to continue to make payments.

The Company has evaluated the loan for expected credit losses in accordance with FASB ASC 326. As part of this assessment, the Company considered relevant information about the borrower’s current financial condition, historical payment performance, and the value of the collateral securing the loan. Based on this evaluation, the loan is determined to be collateral-dependent, and repayment is expected to be derived primarily from the operation or sale of the collateral. The fair value of the collateral, net of estimated costs to sell when applicable, exceeds the amortized cost basis of the loan by 40%. As such, no allowance for credit losses has been recorded as of the reporting date.

The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three and six months ended June 30, 2025 and 2024.

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

The following table presents a roll-forward of our general and specific valuation allowances for our commercial mortgage loan portfolio:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$-	$55,685	$-	$21,644
Cumulative adjustment for changes in accounting principals	-	-	-	-
Charge-offs	(420,013)	-	-	-
Recoveries	-	-	-	-
Change in provision for credit losses	420,013	10,723	-	9,137
Ending Allowance	$-	$66,408	$-	$30,781

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	(unaudited)		(unaudited)
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$250,000	$238,660	$-	$21,644
Cumulative adjustment for changes in accounting principals	-	-	-	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Change in provision for credit losses	(250,000)	(172,252)	-	9,137
Ending Allowance	$-	$66,408	$-	$30,781

The following table presents a breakdown of our mortgage loans by aging category:

	As of June 30, 2025
	Outstanding Balance	Allowance for Credit Losses	Net Carrying Amount
	(unaudited)
Aging Category
Not past due (Current)	$24,496,434	$(65,150)	$24,431,284
1-30 days past due	-	-	-
31-60 days past due	-	-	-
61-90 day past due	-	-	-
Over 90 days past due	1,438,118	(1,258)	1,436,860
Mortgage loan carrying value	$25,934,552	$(66,408)	$25,868,144

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Fixed maturities	$2,854,332	$2,888,149
Mortgages	1,039,737	906,519
Equity securities	134,503	164,145
Other invested assets	62,113	58,814
Cash and cash equivalents	107,961	194,575
	4,198,646	4,212,202
Less investment expenses	(483,256)	(216,722)
	$3,715,390	$3,995,480

The components of net investment income for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
	2025	2024
	(unaudited)
Fixed maturities	$1,516,706	$1,578,420
Mortgages	598,842	499,970
Equity securities	65,026	80,980
Other invested assets	32,602	(1,241)
Cash and cash equivalents	41,629	105,603
	2,254,805	2,263,731
Less investment expenses	(264,143)	61,792
	$1,990,662	$2,325,523

Net Investment Gains (losses)

Net investment gains (losses) for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$(80,877)	$(44,954)
Realized loss on mortgage loan participation write downs	(420,013)	-
Change in allowance for credit loss recognized in earnings	(10,723)	(125,700)
Unrealized net gains recognized in earnings	575,798	587,099
Embedded derivative	(393,963)	96,215
Net investment gains (losses)	$(329,778)	$512,660

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

	Three Months Ended June 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$(24,744)	$(9,056)
Realized loss on mortgage loan participation write downs	-	-
Change in allowance for credit loss recognized in earnings	422,252	(125,700)
Unrealized net gains recognized in earnings	597,588	490,778
Embedded derivative	(275,201)	16,286
Net investment gains	$719,895	$372,308

Note 3.	Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	June 30, 2025		December 31, 2024
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:	(unaudited)
Embedded derivatives:
Reinsurance contract allocated hedge	$-	$47,392	$713,114	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss) for the six and three months ended June 30, 2025 and 2024:

	Six Months Ending	Six Months Ending	Balance
	June 30, 2025	June 30, 2024	Reported In
Derivatives:	(unaudited)	(unaudited)
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(393,963)	$96,215	Net investment gains (losses)

	Three Months Ending	Three Months Ending	Balance
	June 30, 2025	June 30, 2024	Reported In
Derivatives:	(unaudited)	(unaudited)
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(275,201)	$16,286	Net investment gains (losses)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge which are based on the quoted market prices of the underlying derivate instruments.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the three and six months ended June 30, 2025 and 2024.

Limited partnership interests: Limited partnership interests are carried at net asset value which approximates fair value.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$725,835	$725,835	$-	$-
Corporate bonds	19,695,212	-	19,525,612	169,600
Municipal bonds	4,784,593	-	4,784,593	-
Redeemable preferred stock	2,398,570	-	2,398,570	-
Term loans	10,926,748	-	-	10,926,748
Mortgage backed and asset backed securities	39,764,379	-	39,435,629	328,750
Total fixed maturities	78,295,337	725,835	66,144,404	11,425,098
Equities:
Common stock	2,010,181	1,883,781	126,400	-
Preferred stock	1,423,239	-	1,423,239	-
Total equities	3,433,420	1,883,781	1,549,639	-
Other invested assets	1,261,067	-	-	1,261,067
Reinsurance contract allocated hedge	(47,392)	-	-	(47,392)
Limited partnership interests	773,810	-	-	773,810
Total	$83,716,242	$2,609,616	$67,694,043	$13,412,583

	December 31, 2024
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$711,377	$711,377	$-	$-
Corporate bonds	21,491,820	-	21,322,220	169,600
Municipal bonds	4,741,149	-	4,741,149	-
Redeemable preferred stock	2,411,234	-	2,411,234	-
Term loans	12,788,304	-	-	12,788,304
Mortgage backed and asset backed securities	37,434,295	-	37,090,545	343,750
Total fixed maturities	79,578,179	711,377	65,565,148	13,301,654
Equities:
Common stock	2,395,195	2,271,495	123,700	-
Preferred stock	1,480,890	-	1,480,890	-
Total equities	3,876,085	2,271,495	1,604,590	-
Other invested assets	1,109,606	-	-	1,109,606
Reinsurance contract allocated hedge	713,114	-	-	713,114
Limited partnership interests	428,170	-	-	428,170
Total	$85,705,154	$2,982,872	$67,169,738	$15,552,544

No transfers occurred between levels during the six months ended June 30, 2025.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Six Months Ended June 30, 2025	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$343,750	$12,788,304	$1,109,606
Principal payment	-	-	(2,274,200)	-
Acquisition	-	-	296,557	-
Investment related gains (losses), net	-	(15,000)	116,087	151,461
Fair value, end of period	$169,600	$328,750	$10,926,748	$1,261,067

		Mortgage		Other
For the Three Months Ended June 30, 2025	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$340,000	$12,788,304	$1,185,571
Principal payment	-	-	(1,447,728)	-
Acquisition	-	-	257,284	-
Investment related gains (losses), net	-	(11,250)	(671,112)	75,496
Fair value, end of period	$169,600	$328,750	$10,926,748	$1,261,067

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

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$3,757,103	$3,757,103	$3,757,103	$-	$-
Mortgage loans on real estate	25,868,144	25,868,144	-	-	25,868,144
Limited partnership interests	773,810	773,810	-	-	773,810
Investment income due and accrued	844,952	844,952	-	-	844,952
Policy loans	33,280	33,280	-	-	33,280
Total Financial Assets (excluding available for sale investments)	$31,277,289	$31,277,289	$3,757,103	$-	$27,520,186

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Reinsurance contract allocated hedge	47,392	47,392	-	-	47,392
Policyholder deposits in deposit-type contracts	71,068,783	57,680,524	-	-	57,680,524
Total Financial Liabilities	$72,366,175	$58,977,916	$-	$-	$58,977,916

	December 31, 2024

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,903,783	$6,903,783	$6,903,783	$-	$-
Mortgage loans on real estate	25,192,749	25,192,749	-	-	25,192,749
Limited partnership interests	428,170	428,170	-	-	428,170
Investment income due and accrued	954,324	954,324	-	-	954,324
Reinsurance contract allocated hedge	713,114	713,114	-	-	713,114
Policy loans	31,745	31,745	-	-	31,745
Total Financial Assets (excluding available for sale investments)	$34,223,885	$34,223,885	$6,903,783	$-	$27,320,102

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	77,940,378	64,945,983	-	-	64,945,983
Total Financial Liabilities	$79,190,378	$66,195,983	$-	$-	$66,195,983

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Income Tax Provision

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

The Company's effective income tax rate was 6.6% for the six months ended June 30, 2025, compared with 22.3% for the same period in 2024. The ETR differs from the statutory rate of 21% primarily due to tax favored investments (i.e., tax-exempt interest and the dividends received deduction) offset by an increase the valuation allowance associated with capital loss carryforwards. The change in the ETR for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the six months ended June 30, 2025 from the full year-ended December 31, 2024 ETR of 11.5% due to the prior year release in valuation allowance associated with net operating losses and favorable prior period adjustments.

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

As of June 30, 2025, based on all available evidence, we concluded that a valuation allowance should remain on a portion of the deferred tax asset related to capital loss carryforwards that are not more-likely-than-not to be realized. For the six months ended June 30, 2025, the Company recorded an increase of approximately $79,000 to the valuation allowance associated with capital loss carryforwards. The expense was recorded in the income tax expense. At June 30, 2025, and December 31, 2024, the Company has recorded a total valuation allowance of approximately $387,000 and $309,000, respectively, associated with the life insurance net operating losses subject to limitations under IRC section 382 and capital loss carryforwards.

Note 6.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of June 30, 2025, the Company had funded $650,445 of this commitment.  The dates of future capital calls is unknown and the initial investment period for capital calls is five years.

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

The Company evaluates commercial mortgage loans on a collective basis when similar risk characteristics exist and on an individual basis when such characteristics are not present.  For individually evaluated loans where it is determined that it is not probable that all amounts due under the contractual terms will be collected, the Company measures expected credit losses based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. If repayment is expected to be provided solely through the sale or operation of the collateral, expected credit losses are measured based on the fair value of the collateral, adjusted for estimated costs to sell when appropriate.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the loans to present the net carrying value expected to be collected. Changes in the allowance are recognized through earnings as credit loss expense. Loans are written off against the allowance when deemed uncollectible.

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

New Accounting Standards

A detailed discussion of new accounting standards is provided in Note 1 to Consolidated Financial Statements beginning on p. 7 of this quarterly report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the six months ended June 30, 2025 and 2024 are summarized in the table below.

	Six Months Ended June 30,
	2025	2024
Income:	(unaudited)
Premium income	$8,554,211	$7,754,887
Net investment income	3,715,390	3,995,480
Net investment gains (losses)	(329,778)	512,660
Other income	218,555	375,268
Total income	12,158,378	12,638,295

In the first six months of 2025, total income decreased to $12,158,378, a decrease of $479,917 or 4% from the 2024 first six months total income of $12,638,295. The decrease is driven by investment losses. The Company records unrealized gains and losses on equity securities in total income in accordance with accounting standards. These standards continue to result in increased volatility in total income.

Total income for the three months ended June 30, 2025 and 2024 are summarized in the table below.

	Three Months Ended June 30,
	2025	2024
Income:	(unaudited)
Premium income	$4,134,618	$4,086,804
Net investment income	1,990,662	2,325,523
Net investment gains (losses)	719,895	372,308
Other income	131,191	229,575
Total income	$6,976,366	$7,014,210

In the three months ended June 30, 2025, total income decreased to $6,976,366, a decrease of $37,844 or 1% from the total income of $7,014,210 for the same period in 2024. The decrease was driven by lower net investment income.

Premium income: Premium income for the first six months of 2025 was $8,554,211 compared to $7,754,887 in the first six months of 2024, an increase of $799,324 or 10%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the six months ended June 30, 2025 and 2024 are summarized in the following table.

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Direct	$6,654,057	$5,755,140
Assumed	2,879,270	2,745,102
Ceded	(979,116)	(745,355)
Total	$8,554,211	$7,754,887

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Premium income for the three months ended June 30, 2025 was $4,134,618 compared to $4,086,804 in the same period of 2024, an increase of $47,814 or 1%. The increase was driven by an increase in direct single and recurring premiums.

Direct, assumed and ceded premiums for the three months ended June 30, 2025 and 2024 are summarized in the following table.

	Three Months ended June 30,
	2025	2024
	(unaudited)
Direct	$3,356,399	$3,157,864
Assumed	1,376,992	1,315,385
Ceded	(598,773)	(386,445)
Total	$4,134,618	$4,086,804

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Fixed maturities	$2,854,332	$2,888,149
Mortgages	1,039,737	906,519
Equity securities	134,503	164,145
Other invested assets	62,113	58,814
Cash and cash equivalents	107,961	194,575
	4,198,646	4,212,202
Less investment expenses	(483,256)	(216,722)
	$3,715,390	$3,995,480

Net investment income for the first six months of 2025 was $3,715,390, compared to $3,995,480 for the same period in 2024, a decrease of $280,090 or 7%. The decrease in investment income is a result of increased investment expenses and a reduction in income on cash and cash equivalents.

The components of net investment income for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
	2025	2024
	(unaudited)
Fixed maturities	$1,516,706	$1,578,420
Mortgages	598,842	499,970
Equity securities	65,026	80,980
Other invested assets	32,602	(1,241)
Cash and cash equivalents	41,629	105,603
	2,254,805	2,263,731
Less investment expenses	(264,143)	61,792
	$1,990,662	$2,325,523

Net investment income for the three months ended June 30, 2025 was $1,990,662, compared to $2,325,523 for the same period in 2024, a decrease of $334,861 or 14%. This decrease in investment income is a result of increased investment expenses.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the six months ended June 30, 2025 and 2024, net investment gains are summarized in the following table.

	Six Months Ended June 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$(80,877)	$(44,954)
Realized loss on mortgage loan participation write downs	(420,013)	-
Change in allowance for credit loss recognized in earnings	(10,723)	(125,700)
Unrealized net gains recognized in earnings	575,798	587,099
Embedded derivative	(393,963)	96,215
Net investment gains (losses)	$(329,778)	$512,660

For the three months ended June 30, 2025 and 2024, net investment gains are summarized in the following table.

	Three Months Ended June 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$(24,744)	$(9,056)
Realized loss on mortgage loan participation write downs	-	-
Change in allowance for credit loss recognized in earnings	422,252	(125,700)
Unrealized net gains recognized in earnings	597,588	490,778
Embedded derivative	(275,201)	16,286
Net investment gains	$719,895	$372,308

Realized gains and losses related to the sale of securities for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2025	2024
Gross gains	$-	$22,070
Gross losses	(80,877)	(67,024)
Net security losses	$(80,877)	$(44,954)

Fixed maturity securities	-	(116,563)
Mortgage loans on real estate	(10,723)	(9,137)
(Increase) Decrease in allowance for credit losses	$(10,723)	$(125,700)

Realized gains and losses related to the sale of securities for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2025	2024
Gross gains	$-	$16,006
Gross losses	(24,744)	(25,062)
Net security losses	$(24,744)	$(9,056)

Fixed maturity securities	-	(116,563)
Mortgage loans on real estate	422,252	(9,137)
(Increase) Decrease in allowance for credit losses	$422,252	$(125,700)

Other income: Other income for the six months ended June 30, 2025 was $218,555 compared to $375,268 for the same period in 2024, a decrease of $156,713. The decrease was the result of reinsurance allowances received in 2024 which did not reoccur in 2025.  Other income for the three months ended June 30, 2025 was $131,191 compared to $229,575 for the same period in 2024, a decrease of $98,384. The decrease was the result of reinsurance allowances received in 2024 which did not recur in 2025.

Expenses. Expenses for the six months ended June 30, 2025 and 2024 are summarized in the table below.

	Six Months Ended June 30,
	2025	2024
Expenses:	(unaudited)
Death claims	$2,750,026	$2,123,225
Policyholder benefits	3,922,850	3,761,934
Increase in policyholder reserves	2,782,306	2,487,524
Commissions, net of deferrals	445,138	436,368
Amortization of deferred acquisition costs	663,366	697,373
Amortization of value of business acquired	46,210	46,210
Salaries & benefits	818,230	708,403
Other operating expenses	1,351,978	1,434,792
Total expense	$12,780,104	$11,695,829

Expenses for the three months ended June 30, 2025 and 2024 are summarized in the table below.

	Three Months Ended June 30,
	2025	2024
Expenses:	(unaudited)
Death claims	$1,307,781	$1,004,645
Policyholder benefits	1,830,311	1,926,866
Increase in policyholder reserves	1,216,756	1,507,855
Commissions, net of deferrals	196,648	235,267
Amortization of deferred acquisition costs	356,103	334,563
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	436,992	361,701
Other operating expenses	635,620	691,699
Total expense	$6,003,316	$6,085,701

        Death claims: Death benefits were $2,750,026 in the six months ended June 30, 2025 compared to $2,123,225 for the same period in 2024, an increase of $626,801 or 30%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $1,307,781 in the three months ended June 30, 2025, compared to $1,004,645 for the same period in 2024, an increase of $303,136 or 30%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $3,922,850 in the six months ended June 30, 2025 compared to $3,761,934 for the same period in 2024, an increase of $160,916 or 4%. The primary driver of this increase is an increase in assumed benefits.

Policyholder benefits were $1,830,311 in the three months ended June 30, 2025 compared to $1,926,866 for the same period in 2024, a decrease of $96,555 or 5%. The primary driver of this decrease is a reduction in interest on assumed annuities.

Increase in policyholder reserves: Policyholder reserves increased $2,782,306 in the six months ended June 30, 2025, compared to $2,487,524 for the same period in 2024, an increase of $294,782 or 12%. The increase in reserve growth is driven by increased premiums.

Policyholder reserves increased $1,216,756 in the three months ended June 30, 2025, compared to $1,507,855 for the same period in 2024, a decrease of $291,099 or 19%. The decrease in reserve growth is driven by the mix of premiums received and claims paid during the quarter.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $445,138 in the six months ended June 30, 2025, compared to $436,368 for the same period in 2024, an increase of $8,770 or 2%. This increase is due to an increase in and changing mix of premiums.

Commissions, net of deferrals, were $196,648 in the three months ended June 30, 2025, compared to $235,267 for the same period in 2024, a decrease of $38,619 or 16%. This decrease is due to a changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $663,366 in the six months ended June 30, 2025, compared to $697,373 for the same period in 2024, a decrease of $34,007 or 5%. The decrease is driven by a reduction in amortization on assumed business.

The amortization of deferred acquisition costs ("DAC") was $356,103 in the three months ended June 30, 2025, compared to $334,563 for the same period in 2024, an increase of $21,540 or 6%. The increase is driven by an increase in single premium life premiums upon which commissions immediately amortize.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $46,210 in the six months ended June 30, 2025 and 2024, respectively.  VOBA is being amortized straight-line over 30 years. The amortization VOBA was $23,105 in the three months ended June 30, 2025 and 2024, respectively.

Salaries and benefits: Salaries and benefits were $818,230 for the six months ended June 30, 2025, compared to $708,403 for the same period in 2024, an increase of $109,827 or 15%. The increase was driven by fluctuations in staffing levels and increased employee benefit costs.

Salaries and benefits were $436,992 for the three months ended June 30, 2025, compared to $361,701 for the same period in 2024, an increase of $75,291 or 21%. The increase was driven by fluctuations in staffing levels and increased employee benefit costs.

Other expenses: Other operating expenses were $1,351,978 in the six months ended June 30, 2025, compared to $1,434,792 for the same period in 2024, a decrease of $82,814 or 6%. The decrease is driven by a decrease in audit costs.

Other operating expenses were $635,620 in the three months ended June 30, 2025, compared to $691.699 for the same period in 2024, a decrease of $56,079 or 8%. The decrease is driven by a decrease in audit costs.

Federal income tax expenses: Federal income tax benefit of $40,904 was recorded for the six months ended June 30, 2025 compared to tax expense of $217,932 for the same period in 2024.

Federal income tax expense of $181,929 was recorded for the three months ended June 30, 2025 compared to expense of $217,932 for the same period of 2024.

Net Income: Our net loss was $580,822 in the six months ended June 30, 2025 compared to net income of $725,034 for the same period in 2024, a decrease of $1,305,856. Our net loss per share was $0.07 compared to net income per share of $0.09 in 2024, basic and diluted.  Our net income was $791,121 in the three months ended June 30, 2025 compared to net income of $711,077 for the same period in 2024, an increase of $80,044. Our net income per share was $0.10 compared to net income per share of $0.09 in 2024, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $128,261,665 as of June 30, 2025, a decrease of $3,032,317 or 2% from December 31, 2024 assets of $131,293,892. This is primarily the result of a decrease in fixed maturity securities and cash and cash equivalents driven by of surrenders of deposit-type contracts.

Available for sale fixed maturity securities: As of June 30, 2025, we had available for sale fixed maturity assets of $78,295,337, a decrease of $1,282,842 or 2% from the December 31, 2024 balance of $79,578,179. The decrease is driven by maturities during the first half of the year.

Equity securities, at fair value: As of June 30, 2025, we had equity assets of $3,433,320, a decrease of $442,665 or 11% from the December 31, 2024 balance of $3,876,085. This decrease is driven by the sale of equity securities.

Limited partnership interests: As of June 30, 2025, we had limited partnership interests of $773,810, an increase of $345,640 or 80% from our December 31, 2024 balance of $428,170.  This is driven by additional investments in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of June 30, 2025, we had mortgage loans on real estate of $25,868,144, an increase of $675,395 or 3% from the December 31, 2024 balance of $25,192,749. The increase is the result of new mortgage loan participations.

Other invested assets: As of June 30, 2025, we had other invested assets of $1,261,067, an increase of $151,461 or 14% from the December 31, 2024 balance of $1,109,606.

Policy loans: As of June 30, 2025, our policy loans were $33,280, an increase of $1,535 or 5% from the December 31, 2024 balance of $31,745. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of June 30, 2025, we had real estate assets of $1,625,266 related to our home office building, a decrease of $27,287 from the December 31, 2024 balance of $1,652,553. The decrease is the result of normal depreciation.

Cash and cash equivalents: As of June 30, 2025, we had cash and cash equivalent assets of $3,757,103, a decrease of $3,146,680 or 46% from the December 31, 2024 balance of $6,903,783. This decrease was the result of cash being redeployed into invested assets.

Investment income due and accrued: As of June 30, 2025, our investment income due and accrued was $844,952 compared to $954,324 as of December 31, 2024, a decrease of $109,372 or 12%. This decrease is attributable to investment activity.

Reinsurance related assets: As of June 30, 2025, our reinsurance related assets were $851,275 compared to $522,142 as of December 31, 2024, an increase of $329,133. This increase is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of June 30, 2025, our deferred acquisition costs were $3,927,814 compared to $3,908,636 as of December 31, 2024, an increase of $19,178 or 1%. The increase is the result of additional deferrals on renewing multi-year guarantee annuities.

Value of business acquired, net: As of June 30, 2025 our value of business acquired asset was $2,287,343 compared to $2,333,553 as of December 31, 2024, a decrease of $46,210 or 2%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of June 30, 2025 our property, equipment and software assets were $133,600, a decrease of $2,753 from the December 31, 2024 balance of $136,353. The decrease is the result of depreciation.

Goodwill: As of June 30, 2025 and December 31, 2024, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,856,841 as of June 30, 2025, an increase of $109,730 from the December 31, 2024 balance of $3,747,111. The increase is the result of deferred federal income tax benefits.

Other assets: As of June 30, 2025, our other assets were $856,786, an increase of $397,684 or 87% from the December 31, 2024 balance of $459,102.  The increase is a result of additional pre-paid expenses.

Liabilities. Our total liabilities were $117,776,206 as of June 30, 2025, a decrease of $2,887,358 or 2% from our December 31, 2024 liabilities of $120,663,564. The decrease is driven by a decrease in our deposit-type contract liabilities.

Policy liabilities: Our total policy liabilities as of June 30, 2025 were $114,215,021 compared to $118,188,150 as of December 31, 2024, a decrease of $3,973,129 or 3%. This decrease is the result of surrenders of deposit-type contracts.

Accounts payable and accrued expenses: As of June 30, 2025, our accounts payable and accrued expenses were $1,660,884 compared to $1,133,521 as of December 31, 2024, an increase of $527,363 or 47%. The increase is driven by reinsurance settlement payables.

Federal Home Loan Bank advance: As of June 30, 2025 and December 31, 2024, respectively, the Company has outstanding advances of $1,250,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of June 30, 2025, we had other liabilities of $650,301 compared to $91,893 as of December 31, 2024, an increase of $558,408.  The increase is the result of changes in investment-related payables.

Shareholders’ Equity. Our shareholders’ equity was $10,485,459 as of June 30, 2025, a decrease of $144,959 or 1% from our December 31, 2024 shareholders’ equity of $10,630,418. The decrease in shareholders’ equity was driven by our net loss.

Investments

Our investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:	(unaudited)
US Treasury securities	$725,835	0.6%	$711,377	0.6%
Corporate bonds	19,695,212	17.1%	21,491,820	18.1%
Municipal bonds	4,784,593	4.2%	4,741,149	4.0%
Redeemable preferred stocks	2,398,570	2.1%	2,411,234	2.0%
Term Loans	10,926,748	9.5%	12,788,304	10.8%
Mortgage backed and asset backed securities	39,764,379	34.5%	37,434,295	31.4%
Total fixed maturities	78,295,337	68.0%	79,578,179	66.9%
Mortgage loans	25,868,144	22.5%	25,192,749	21.2%
Other invested assets	1,261,067	1.1%	1,109,606	0.9%
Limited partnership interests	773,810	0.7%	428,170	0.4%
Equities:
Common stock	2,010,181	1.7%	2,395,195	2.0%
Preferred stock	1,423,239	1.2%	1,480,890	1.2%
Total equities	3,433,420	3.0%	3,876,085	3.3%
Real estate, net of depreciation	1,625,266	1.4%	1,652,553	1.4%
Cash and cash equivalents	3,757,103	3.3%	6,903,783	5.8%
Total	$115,014,147	100.0%	$118,741,125	100.0%

The total value of our investments and cash and cash equivalents decreased to $115,014,147 as of June 30, 2025 from $118,741,125 at December 31, 2024, a decrease of $3,726,978 or 3%. Decreases in investments are primarily attributable to annuity surrenders.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$7,300,985	9.3%	$5,470,235	6.9%
AA	14,917,857	19.1%	10,469,465	13.1%
A	13,333,509	17.0%	15,174,048	19.1%
BBB	30,152,020	38.5%	35,807,023	45.0%
BB	3,410,299	4.4%	4,378,680	5.5%
B	61,948	0.1%	90,675	0.1%
Not Rated - Private Placement	9,118,719	11.6%	8,188,053	10.3%
Total	$78,295,337	100.0%	$79,578,179	100.0%

The amortized cost and fair value of debt securities as of June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:	(unaudited)
One year or less	$1,943,980	$1,954,173	$2,329,128	$2,329,128
After one year through five years	15,352,907	15,300,776	18,590,198	18,410,081
After five years through ten years	2,966,892	2,925,882	2,032,061	1,967,540
More than 10 years	19,348,093	15,951,557	20,606,740	17,025,901
Redeemable preferred stocks	2,563,964	2,398,570	2,562,893	2,411,234
Mortgage backed and asset backed securities	39,958,064	39,764,379	37,664,287	37,434,295
Total amortized cost and fair value	$82,133,900	$78,295,337	$83,785,307	$79,578,179

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

Net cash provided by operating activities was $3,551,594 for the six months ended June 30, 2025. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $1,160,593. The primary uses of cash was purchases of fixed maturity, mortgage, and equity investments and the primary sources of cash was from maturities and paydowns of assets. Cash used by financing activities was $7,858,867. The primary uses of cash were withdrawals on deposit-type contracts.

As of June 30, 2025, we had cash and cash equivalents totaling $3,757,103. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

US Alliance
Corporation
(Registrant)

Date	August 14, 2025
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman