Form 10-Q
period 2025-09-30
US Alliance Corp
filed 2025-11-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

Common stock, $0.10 par value

7,748,922 shares outstanding

as of November 1, 2025

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

US Alliance Corporation

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $80,179,352 and $83,785,307, net of allowances for credit losses of $0 and $0, as of September 30, 2025 and December 31, 2024, respectively)	$76,918,671	$79,578,179
Equity securities, at fair value	3,298,835	3,876,085
Limited partnership interests	1,160,515	428,170
Mortgage loans on real estate (net of allowance for credit losses of $106,085 and $55,685 as of September 30, 2025 and December 31, 2024, respectively)	24,733,459	25,192,749
Other invested assets	1,234,463	1,109,606
Policy loans	40,547	31,745
Real estate, net of depreciation	1,611,623	1,652,553
Total investments	108,998,113	111,869,087

Cash and cash equivalents	8,085,240	6,903,783
Investment income due and accrued	803,589	954,324
Reinsurance related assets	794,925	522,142
Deferred acquisition costs, net	3,753,316	3,908,636
Value of business acquired, net	2,264,238	2,333,553
Property, equipment and software, net	126,334	136,353
Goodwill	277,542	277,542
Federal and state income tax receivable	178,087	182,349
Deferred tax asset, net of valuation allowance	3,841,260	3,747,111
Other assets	730,754	459,102
Total assets	$129,853,398	$131,293,982

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$70,519,264	$77,940,378
Policyholder benefit reserves	44,791,195	39,898,138
Dividend accumulation	101,242	100,885
Advance premiums	252,242	248,749
Total policy liabilities	115,663,943	118,188,150

Accounts payable and accrued expenses	1,713,125	1,133,521
Federal Home Loan Bank advance	1,250,000	1,250,000
Other liabilities	46,958	91,893
Total liabilities	118,674,026	120,663,564

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,748,922 and 7,748,922 shares as of September 30, 2025 and December 31, 2024	774,893	774,893
Additional paid-in capital	22,996,315	22,966,657
Accumulated deficit	(10,466,251)	(10,020,956)
Accumulated other comprehensive loss	(2,125,585)	(3,090,176)
Total shareholders' equity	11,179,372	10,630,418

Total liabilities and shareholders' equity	$129,853,398	$131,293,982

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income (loss)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Income:
Premium income	$12,982,213	$11,299,100	$4,428,002	$3,544,213
Net investment income	5,366,335	5,306,212	1,650,945	1,310,732
Net investment (losses) gains	(66,088)	568,778	263,690	56,118
Other income	375,601	455,741	157,046	80,473
Total income	18,658,061	17,629,831	6,499,683	4,991,536

Expenses:
Death claims	3,935,880	2,938,512	1,185,854	815,287
Policyholder benefits	5,611,283	5,292,687	1,688,433	1,530,753
Increase in policyholder reserves	4,545,016	3,962,363	1,762,710	1,474,839
Commissions, net of deferrals	720,065	654,809	274,927	218,441
Amortization of deferred acquisition costs	1,007,517	1,046,775	344,151	349,402
Amortization of value of business acquired	69,315	69,315	23,105	23,105
Salaries & benefits	1,248,947	1,140,240	430,717	431,837
Other operating expenses	1,988,437	2,058,170	636,459	623,378
Total expenses	19,126,460	17,162,871	6,346,356	5,467,042

Net (loss) income before tax	$(468,399)	$466,960	$153,327	$(475,506)

Current federal income tax expense	-	-
Deferred federal income tax benefit (expense)	23,104	(114,298)	(17,800)	103,134
Total federal income tax benefit	23,104	(114,298)	(17,800)	103,134

Net (loss) income	$(445,295)	$352,662	$135,527	$(372,372)

Net (loss) income per common share, basic and diluted	$(0.06)	$0.05	$0.02	$(0.05)

Unrealized net holding gains arising during the period, net of tax	897,540	1,476,857	633,556	1,634,813
Reclassification adjustment for losses included in net income	67,051	165,907	(85,056)	120,845

Other comprehensive income	964,591	1,642,764	548,500	1,755,658

Comprehensive income	$519,296	$1,995,426	$684,027	$1,383,286

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Other comprehensive income	-	-	-	1,642,764	-	1,642,764
Net income	-	-	-	-	352,662	352,662
Balance, September 30, 2024	7,748,922	774,893	22,964,490	(1,273,608)	(10,139,272)	12,326,503

Balance, December 31, 2024	7,748,922	$774,893	$22,966,657	$(3,090,176)	$(10,020,956)	$10,630,418
Other comprehensive income	-	-	-	964,591	-	964,591
Stock based compensation on Restricted Stock Awards	-	-	29,658	-	-	29,658
Net loss	-	-	-	-	(445,295)	(445,295)
Balance, September 30, 2025	7,748,922	$774,893	$22,996,315	$(2,125,585)	$(10,466,251)	$11,179,372

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, June 30, 2024	7,748,922	$774,893	$22,964,490	$(3,029,266)	$(9,766,900)	$10,943,217
Other comprehensive income	-	-	-	1,755,658	-	1,755,658
Net loss	-	-	-	-	(372,372)	(372,372)
Balance, September 30, 2024	7,748,922	$774,893	$22,964,490	$(1,273,608)	$(10,139,272)	$12,326,503

Balance, June 30, 2025	7,748,922	$774,893	$22,986,429	$(2,674,085)	$(10,601,778)	$10,485,459
Other comprehensive income	-	-	-	548,500	-	548,500
Stock based compensation on Restricted Stock Awards	-	-	9,886	-	-	9,886
Net income	-	-	-	-	135,527	135,527
Balance, September 30, 2025	7,748,922	$774,893	$22,996,315	$(2,125,585)	$(10,466,251)	$11,179,372

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Cash Flows from operating activities:
Net (loss) income	$(445,295)	$352,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,169	59,364
Net losses realized on the sale of securities and net credit losses recognized in operations	405,568	171,776
Unrealized losses on equity securities	(599,275)	(1,006,400)
Change in fair value of embedded derivative	259,795	265,846
(Accretion) amortization of investment securities, net	(221,337)	(497,386)
Deferred acquisition costs capitalized	(852,198)	(430,088)
Deferred acquisition costs amortized	1,007,518	1,046,775
Value of business acquired amortized	69,315	69,315
Interest credited on deposit type contracts	1,452,084	1,479,337
(Increase) decrease in operating assets:
Investment income due and accrued	150,735	883,515
Reinsurance related assets	(532,578)	57,697
Deferred tax assets, net of valuation allowance	(94,149)	460,377
Other assets	(267,390)	(1,113,994)
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	4,893,057	4,042,362
Dividend accumulation	357	(14,756)
Advance premiums	3,493	28,455
Other liabilities	(44,935)	20,190
Accounts payable and accrued expenses	579,604	(1,047,323)
Net cash provided by operating activities	5,826,538	4,827,724

Cash Flows from investing activities:
Purchase of fixed income investments	(8,046,537)	(12,099,066)
Purchase of equity investments	(902,927)	(341,452)
Purchase of mortgage investments	(4,177,613)	(13,296,032)
Purchase of other invested assets	(32,699)	(165,197)
Proceeds from fixed income sales and repayments	11,651,675	9,172,094
Proceeds from equity sales	1,505,945	1,229,759
Proceeds from mortgage repayments	4,220,637	7,096,806
Proceeds from other invested assets	-	39,431
Increase in policy loans	(8,802)	(4,846)
Purchase of property, equipment and software	(11,220)	(43,695)
Net cash provided by (used in) investing activities	4,198,459	(8,412,198)

Cash Flows from financing activities:
Receipts on deposit-type contracts	4,290,736	5,039,078
Withdrawals on deposit-type contracts	(13,163,934)	(5,944,736)
Restricted stock awards	29,658	-
Net cash used in financing activities	(8,843,540)	(905,658)

Net increase (decrease) in cash and cash equivalents	1,181,457	(4,490,132)

Cash and Cash Equivalents:
Beginning	6,903,783	8,982,138
Ending	$8,085,240	$4,492,006

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The results of operation for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2024.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of September 30, 2025, and December 31, 2024, USAC had 7,748,922 common shares issued and outstanding.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the nine months ended September 30, 2025 and 2024 were 7,748,922 shares. The weighted average number of shares outstanding during the three months ended September 30, 2025 and 2024 were 7,748,922 shares. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three and nine months ended September 30, 2025 and 2024.

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

Because there is no effect on an insurance entity's future cash flows, this reclassification may not be useful to users of financial information. The amendments in this guidance are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While our evaluation is ongoing, preliminary analysis indicates the adoption of LDTI is expected to result in an increase in accumulated other comprehensive income (AOCI) primarily due to the requirement to update discount rate assumptions used in measuring the liability for future policy benefits, and an increase to retained earnings, reflecting adjustments to remove the provision for adverse developments (PAD) for mortality assumptions, and an increase in the amortization period of deferred acquisition costs on single premium contracts.  The actual impacts may differ from preliminary analysis.  The adoption will not affect statutory capital, cash flows, or the underlying economics of our business. We anticipate that the most significant effect of LDTI will be increased volatility in other comprehensive income going forward, as discount rate changes will be recognized through AOCI.  Additional disclosures will be provided upon adoption.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of September 30, 2025 and December 31, 2024 is as follows:

	September 30 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$807,508	$531	$(73,357)	$734,682
Corporate bonds	22,307,750	253,241	(2,504,263)	20,056,728
Municipal bonds	5,775,816	1,580	(507,023)	5,270,373
Redeemable preferred stock	2,140,013	1,469	(125,320)	2,016,162
Term loans	9,379,677	14,574	(165,756)	9,228,495
Mortgage backed and asset backed securities	39,768,588	670,766	(827,123)	39,612,231
Total available for sale	$80,179,352	$942,161	$(4,202,842)	$76,918,671

	December 31, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$799,543	$-	$(88,166)	$711,377
Corporate bonds	24,370,244	111,868	(2,990,292)	21,491,820
Municipal bonds	5,416,888	-	(675,739)	4,741,149
Redeemable preferred stock	2,562,893	36	(151,695)	2,411,234
Term loans	12,971,452	28,936	(212,084)	12,788,304
Mortgage backed and asset backed securities	37,664,287	715,541	(945,533)	37,434,295
Total available for sale	$83,785,307	$856,381	$(5,063,509)	$79,578,179

The amortized cost and fair value of debt securities as of September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$2,329,128	$2,329,128
After one year through five years	14,012,095	14,094,849	18,590,198	18,410,081
After five years through ten years	4,744,891	4,650,391	2,032,061	1,967,540
More than 10 years	19,513,765	16,545,038	20,606,740	17,025,901
Redeemable preferred stocks	2,140,013	2,016,162	2,562,893	2,411,234
Mortgage backed and asset backed securities	39,768,588	39,612,231	37,664,287	37,434,295
Total amortized cost and fair value	$80,179,352	$76,918,671	$83,785,307	$79,578,179

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

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

Proceeds from the sale of securities, maturities, and asset paydowns for the nine months ended September 30, 2025 and 2024 were $17,378,257 and $17,538,090, respectively.   Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2025	2024
Gross gains	$168,416	$48,824
Gross losses	(523,584)	(188,450)
Net security losses	$(355,168)	$(139,626)

Mortgage loans on real estate	(50,400)	(32,150)
(Increase) Decrease in allowance for credit losses	$(50,400)	$(32,150)

Proceeds from the sale of securities, maturities, and asset paydowns for the three months ended September 30, 2025 and 2024 were $9,744,576 and $4,480,697, respectively. Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2025	2024
Gross gains	$168,416	$26,754
Gross losses	(22,694)	(121,426)
Net security losses	$145,722	$(94,672)

Fixed maturity securities	-	116,563
Mortgage loans on real estate	(39,677)	(23,013)
(Increase) Decrease in allowance for credit losses	$(39,677)	$93,550

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2025
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$49,545	$(6)	$283,028	$(73,351)	$332,573	$(73,357)
Corporate bonds	395,893	(16,427)	12,590,926	(2,487,836)	12,986,819	(2,504,263)
Municipal bonds	1,124,067	(17,522)	3,770,436	(489,501)	4,894,503	(507,023)
Redeemable preferred stock	-	-	1,392,723	(125,320)	1,392,723	(125,320)
Term loans	1,560,887	(10,060)	5,413,557	(155,696)	6,974,444	(165,756)
Mortgage backed and asset backed securities	8,722,207	(146,442)	6,138,873	(680,681)	14,861,080	(827,123)
Total fixed maturities	$11,852,599	$(190,457)	$29,589,543	$(4,012,385)	$41,442,142	$(4,202,842)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2024
Available for sale:
Fixed maturities:
US Treasury securities	$444,105	$(7,244)	$267,272	$(80,922)	$711,377	$(88,166)
Corporate bonds	1,959,130	(52,671)	12,336,095	(2,937,621)	14,295,225	(2,990,292)
Municipal bonds	1,190,019	(56,801)	3,551,130	(618,938)	4,741,149	(675,739)
Redeemable preferred stock	-	-	2,337,770	(151,695)	2,337,770	(151,695)
Term loans	-	-	2,609,831	(212,084)	2,609,831	(212,084)
Mortgage backed and asset backed securities	10,201,273	(241,577)	4,708,468	(703,956)	14,909,741	(945,533)
Total fixed maturities	$13,794,527	$(358,293)	$25,810,566	$(4,705,216)	$39,605,093	$(5,063,509)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of September 30, 2025 was 187, which represented an unrealized loss of $4,202,842 of the aggregate carrying value of those securities. The 187 securities breakdown as follows: 107 bonds, 64 mortgage and asset backed securities, 9 term loans, and 7 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.  Unrealized losses on fixed maturities are almost exclusively related to changes in interest rates and will be recovered if the securities are not sold prior to maturity.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Commercial mortgage loans by property type
Mixed use	$3,161,662	$2,159,630
Lodging	2,457,215	2,486,961
Multi-property	613,764	2,188,704
Multi-family	3,147,098	3,202,740
Industrial	1,800,000	1,800,000
Retail/Office	13,659,805	13,410,399
Total commercial mortgages	$24,839,544	$25,248,434

Allowance for credit losses	(106,085)	(55,685)

Carrying value	$24,733,459	$25,192,749

The Company’s mortgage loans by loan-to-value ratio as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Loan to value ratio
Over 70 to 80%	$892,800	$892,800
Over 60 to 70%	7,692,306	6,399,210
Over 50 to 60%	7,700,000	10,215,293
Over 40 to 50%	4,116,941	1,820,562
Over 30 to 40%	3,734,472	3,231,865
Over 20 to 30%	-	2,188,704
Over 10 to 20%	703,025	500,000
Total	$24,839,544	$25,248,434

Allowance for credit losses	(106,085)	(55,685)
Carrying value	$24,733,459	$25,192,749

The Company’s mortgage loans by maturity date as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Maturity Date
One year or less	$9,187,766	$6,566,055
After one year through five years	15,651,778	18,682,379
Total	$24,839,544	$25,248,434

Allowance for credit losses	(106,085)	(55,685)
Carrying value	$24,733,459	$25,192,749

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

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

The Company recorded realized losses by writing down two mortgage loans during the nine-month period ending September 30, 2025. The first mortgage loan has a principal amount of $755,663 that is secured by real estate. The loan originated on March 28, 2022 and has an original maturity date of April 10, 2024.  We no longer accrue interest on this asset.  It previously carried an interest rate of 6.95%.  As of the reporting date, the borrower is 538 days past due on payments. Specifically, the borrower has missed payments for the following periods:

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

The second mortgage loan has a principal amount of $778,547 that is secured by real estate. This asset represents a pool of individual loans. The loan was originated on October 22, 2020 and has various maturity dates and interest rates.  We no longer accrue interest on this asset.  As of the reporting date, there are 16 loans. Five out of the 16 loans are delinquent with total outstanding loan amount of $177,233, and 6 real estate owned properties with outstanding loan amount of $385,645. Specifically, the borrower has missed payments totaling $562,878. No interest is being accrued on these loans.

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

Additionally, the Company had one mortgage loan participation with a specific allowance of $250,000 as of March 31, 2025. This allowance was reversed based upon an updated third-party appraisal of the property which showed the collateral value exceeded the amortized cost basis of the loan. The mortgage loan has a principal amount of $1,000,000 that is secured by real estate. The loan was originated on November 4, 2022 and has an original maturity date of December 1, 2025.  The loan has been extended an additional three months. We no longer accrue interest on this asset.  It previously carried an interest rate of 8%.  Payments due in the second quarter have been modified to a reduced interest rate of 5% with the lost interest capitalized into the principal of the loan. It is uncertain if the borrower will be able to continue to make payments.

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

The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three and nine months ended September 30, 2025 and 2024.

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

The following table presents a roll-forward of our general and specific valuation allowances for our commercial mortgage loan portfolio:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$-	$55,685	$-	$21,644
Cumulative adjustment for changes in accounting principals	-	-	-	-
Charge-offs	(420,013)	-	-	-
Recoveries	-	-	-	-
Change in provision for credit losses	420,013	50,400	-	32,150
Ending Allowance	$-	$106,085	$-	$53,794

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	(unaudited)		(unaudited)
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$-	$66,408	$-	$30,781
Cumulative adjustment for changes in accounting principals	-	-	-	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Change in provision for credit losses	-	39,677	-	23,013
Ending Allowance	$-	$106,085	$-	$53,794

The following table presents a breakdown of our mortgage loans by aging category:

	As of September 30, 2025
	Outstanding Balance	Allowance for Credit Losses	Net Carrying Amount
	(unaudited)
Aging Category
Not past due (Current)	$23,696,657	$(106,023)	$23,590,634
1-30 days past due	-	-	-
31-60 days past due	-	-	-
61-90 day past due	-	-	-
Over 90 days past due	1,142,887	(62)	1,142,825
Mortgage loan carrying value	$24,839,544	$(106,085)	$24,733,459

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Investment Income, Net of Expenses

The components of net investment income for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Fixed maturities	$4,150,095	$4,366,080
Mortgages	1,587,153	915,208
Equity securities	198,266	239,092
Other invested assets	95,330	253,174
Cash and cash equivalents	138,031	255,426
	6,168,875	6,028,980
Less investment expenses	(802,540)	(722,768)
	$5,366,335	$5,306,212

The components of net investment income for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
	2025	2024
	(unaudited)
Fixed maturities	$1,295,763	$1,477,931
Mortgages	547,416	8,689
Equity securities	63,763	74,947
Other invested assets	33,217	194,360
Cash and cash equivalents	30,070	60,851
	1,970,229	1,816,778
Less investment expenses	(319,284)	(506,046)
	$1,650,945	$1,310,732

Net Investment Gains (losses)

Net investment gains (losses) for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$64,845	$(139,626)
Realized loss on mortgage loan participation write downs	(420,013)	-
Change in allowance for credit loss recognized in earnings	(50,400)	(32,150)
Unrealized net gains recognized in earnings	599,275	1,006,400
Embedded derivative	(259,795)	(265,846)
Net investment gains (losses)	$(66,088)	$568,778

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

	Three Months Ended September 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$145,722	$(94,672)
Realized loss on mortgage loan participation write downs	-	-
Change in allowance for credit loss recognized in earnings	(39,677)	93,550
Unrealized net gains recognized in earnings	23,477	419,301
Embedded derivative	134,168	(362,061)
Net investment gains	$263,690	$56,118

Note 3.	Derivative Instruments

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	September 30, 2025		December 31, 2024
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$86,777	$-	$713,114	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss) for the nine and three months ended September 30, 2025 and 2024:

	Nine Months Ending	Nine Months Ending	Balance
	September 30, 2025	September 30, 2024	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(259,795)	$(265,846)	Net investment gains (losses)

	Three Months Ending	Three Months Ending	Balance
	September 30, 2025	September 30, 2024	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$134,168	$(362,061)	Net investment gains (losses)

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge which are based on the quoted market prices of the underlying derivate instruments.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the three and nine months ended September 30, 2025 and 2024.

Limited partnership interests: Limited partnership interests are carried at net asset value which approximates fair value.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(unaudited)
Fixed maturities:
US Treasury securities	$734,682	$734,682	$-	$-
Corporate bonds	20,056,728	-	19,901,128	155,600
Municipal bonds	5,270,373	-	5,270,373	-
Redeemable preferred stock	2,016,162	-	2,016,162	-
Term loans	9,228,495	-	-	9,228,495
Mortgage backed and asset backed securities	39,612,231	-	39,282,231	330,000
Total fixed maturities	76,918,671	734,682	66,469,894	9,714,095
Equities:
Common stock	1,841,856	1,714,156	127,700	-
Preferred stock	1,456,979	-	1,456,979	-
Total equities	3,298,835	1,714,156	1,584,679	-
Other invested assets	1,234,463	-	-	1,234,463
Reinsurance contract allocated hedge	86,777	-	-	86,777
Limited partnership interests	1,160,515	-	-	1,160,515
Total	$82,699,261	$2,448,838	$68,054,573	$12,195,850

	December 31, 2024
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$711,377	$711,377	$-	$-
Corporate bonds	21,491,820	-	21,322,220	169,600
Municipal bonds	4,741,149	-	4,741,149	-
Redeemable preferred stock	2,411,234	-	2,411,234	-
Term loans	12,788,304	-	-	12,788,304
Mortgage backed and asset backed securities	37,434,295	-	37,090,545	343,750
Total fixed maturities	79,578,179	711,377	65,565,148	13,301,654
Equities:
Common stock	2,395,195	2,271,495	123,700	-
Preferred stock	1,480,890	-	1,480,890	-
Total equities	3,876,085	2,271,495	1,604,590	-
Other invested assets	1,109,606	-	-	1,109,606
Reinsurance contract allocated hedge	713,114	-	-	713,114
Limited partnership interests	428,170	-	-	428,170
Total	$85,705,154	$2,982,872	$67,169,738	$15,552,544

No transfers occurred between levels during the nine months ended September 30, 2025.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other
For the Nine Months Ended September 30, 2025	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginning of period	$169,600	$343,750	$12,788,304	$1,109,606
Principal payment	(14,000)	-	(4,439,819)	-
Acquisition	-	-	793,722	32,699
Investment related gains (losses), net	-	(13,750)	86,288	92,158
Fair value, end of period	$155,600	$330,000	$9,228,495	$1,234,463

		Mortgage		Other
For the Three Months Ended September 30, 2025	Corporate	Backed	Term	Invested
(unaudited)	Bonds	Securities	Loans	Assets
Fair value, beginnig of period	$169,600	$328,750	$10,926,748	$1,109,606
Principal payment	(14,000)	-	(2,165,619)	-
Acquisition	-	-	497,165	32,699
Investment related gains (losses), net	-	1,250	(29,799)	92,158
Fair value, end of period	$155,600	$330,000	$9,228,495	$1,234,463

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

The estimated fair values of the Company’s financial assets and liabilities at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$8,085,240	$8,085,240	$8,085,240	$-	$-
Mortgage loans on real estate	24,733,459	24,733,459	-	-	24,733,459
Limited partnership interests	1,160,515	1,160,515	-	-	1,160,515
Investment income due and accrued	803,589	803,589	-	-	803,589
Reinsurance contract allocated hedge	86,777	86,777	-	-	86,777
Policy loans	40,547	40,547	-	-	40,547
Total Financial Assets (excluding available for sale investments)	$34,910,127	$34,910,127	$8,085,240	$-	$26,824,887

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	70,519,264	57,551,490	-	-	57,551,490
Total Financial Liabilities	$71,769,264	$58,801,490	$-	$-	$58,801,490

	December 31, 2024

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,903,783	$6,903,783	$6,903,783	$-	$-
Mortgage loans on real estate	25,192,749	25,192,749	-	-	25,192,749
Limited partnership interests	428,170	428,170	-	-	428,170
Investment income due and accrued	954,324	954,324	-	-	954,324
Reinsurance contract allocated hedge	713,114	713,114	-	-	713,114
Policy loans	31,745	31,745	-	-	31,745
Total Financial Assets (excluding available for sale investments)	$34,223,885	$34,223,885	$6,903,783	$-	$27,320,102

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	77,940,378	64,945,983	-	-	64,945,983
Total Financial Liabilities	$79,190,378	$66,195,983	$-	$-	$66,195,983

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 5.	Income Tax Provision

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

The Company's effective income tax rate was 4.9% for the nine months ended September 30, 2025, compared with 26.9% for the same period in 2024. The ETR differs from the statutory rate of 21% primarily due to tax favored investments (i.e., tax-exempt interest and the dividends received deduction) offset by an increase the valuation allowance associated with capital loss carryforwards. The change in the ETR for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the nine months ended September 30, 2025 from the full year-ended December 31, 2024 ETR of 11.5% due to the prior year release and current year increase in valuation allowance associated with net operating losses and favorable prior period adjustments.

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

As of September 30, 2025, based on all available evidence, we concluded that a valuation allowance should remain on a portion of the deferred tax asset related to capital loss carryforwards that are not more-likely-than-not to be realized. For the nine months ended September 30, 2025, the Company recorded an increase of approximately $59,000 to the valuation allowance associated with capital loss carryforwards. The expense was recorded in the income tax expense. At September 30, 2025, and December 31, 2024, the Company has recorded a total valuation allowance of approximately $368,000 and $309,000, respectively, associated with the life insurance net operating losses subject to limitations under IRC section 382 and capital loss carryforwards.

Note 6.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of September 30, 2025, the Company had funded $1,032,329 of this commitment.  The dates of future capital calls is unknown and the initial investment period for capital calls is five years.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the nine months ended September 30, 2025 and 2024 are summarized in the table below.

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Income:
Premium income	$12,982,213	$11,299,100
Net investment income	5,366,335	5,306,212
Net investment (losses) gains	(66,088)	568,778
Other income	375,601	455,741
Total income	$18,658,061	$17,629,831

In the first nine months of 2025, total income increased to $18,658,061, an increase of $1,028,230 or 6% from the 2024 first nine months total income of $17,629,831. The increase is driven by increased premium income. The Company records unrealized gains and losses on equity securities in total income in accordance with accounting standards. These standards continue to result in increased volatility in total income.

Total income for the three months ended September 30, 2025 and 2024 are summarized in the table below.

	Three Months Ended September 30,
	2025	2024
	(unaudited)
Income:
Premium income	$4,428,002	$3,544,213
Net investment income	1,650,945	1,310,732
Net investment gains (losses)	263,690	56,118
Other income	157,046	80,473
Total income	$6,499,683	$4,991,536

In the three months ended September 30, 2025, total income increased to $6,499,683, an increase of $1,508,147 or 30% from the total income of $4,991,536 for the same period in 2024. The increase was driven by higher premium income.

Premium income: Premium income for the first nine months of 2025 was $12,982,213 compared to $11,299,100 in the first nine months of 2024, an increase of $1,683,113 or 15%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we target small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the nine months ended September 30, 2025 and 2024 are summarized in the following table.

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Direct	$10,516,058	$8,722,136
Assumed	4,045,315	3,754,250
Ceded	(1,579,160)	(1,177,286)
Total	$12,982,213	$11,299,100

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Premium income for the three months ended September 30, 2025 was $4,428,002 compared to $3,544,213 in the same period of 2024, an increase of $883,789 or 25%. The increase was driven by an increase in direct single and recurring premiums.

Direct, assumed and ceded premiums for the three months ended September 30, 2025 and 2024 are summarized in the following table.

	Three Months ended September 30,
	2025	2024
	(unaudited)
Direct	$3,862,001	$2,966,996
Assumed	1,166,045	1,009,148
Ceded	(600,044)	(431,931)
Total	$4,428,002	$3,544,213

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Fixed maturities	$4,150,095	$4,366,080
Mortgages	1,587,153	915,208
Equity securities	198,266	239,092
Other invested assets	95,330	253,174
Cash and cash equivalents	138,031	255,426
	6,168,875	6,028,980
Less investment expenses	(802,540)	(722,768)
	$5,366,335	$5,306,212

Net investment income for the first nine months of 2025 was $5,366,335, compared to $5,306,212 for the same period in 2024, an increase of $60,123 or 1%. The increase in investment income is a result of increased mortgage loan income.

The components of net investment income for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
	2025	2024
	(unaudited)
Fixed maturities	$1,295,763	$1,477,931
Mortgages	547,416	8,689
Equity securities	63,763	74,947
Other invested assets	33,217	194,360
Cash and cash equivalents	30,070	60,851
	1,970,229	1,816,778
Less investment expenses	(319,284)	(506,046)
	$1,650,945	$1,310,732

Net investment income for the three months ended September 30, 2025 was $1,650,945, compared to $1,310,732 for the same period in 2024, an increase of $340,213 or 26%. This increase in investment income is a result of increased mortgage loan income.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, net investment gains are summarized in the following table.

	Nine Months Ended September 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$64,845	$(139,626)
Realized loss on mortgage loan participation write downs	(420,013)	-
Change in allowance for credit loss recognized in earnings	(50,400)	(32,150)
Unrealized net gains recognized in earnings	599,275	1,006,400
Embedded derivative	(259,795)	(265,846)
Net investment gains (losses)	$(66,088)	$568,778

For the three months ended September 30, 2025 and 2024, net investment gains are summarized in the following table.

	Three Months Ended September 30,
	(unaudited)
	2025	2024
Recognized losses on sale of investments	$145,722	$(94,672)
Realized loss on mortgage loan participation write downs	-	-
Change in allowance for credit loss recognized in earnings	(39,677)	93,550
Unrealized net gains recognized in earnings	23,477	419,301
Embedded derivative	134,168	(362,061)
Net investment gains	$263,690	$56,118

Realized gains and losses related to the sale of securities for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine Months Ended September 30,
	(unaudited)
	2025	2024
Gross gains	$168,416	$48,824
Gross losses	(523,584)	(188,450)
Net security losses	$(355,168)	$(139,626)

Mortgage loans on real estate	(50,400)	(32,150)
(Increase) Decrease in allowance for credit losses	$(50,400)	$(32,150)

Realized gains and losses related to the sale of securities for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,
	(unaudited)
	2025	2024
Gross gains	$168,416	$26,754
Gross losses	(22,694)	(121,426)
Net security losses	$145,722	$(94,672)

Fixed maturity securities	-	116,563
Mortgage loans on real estate	(39,677)	(23,013)
(Increase) Decrease in allowance for credit losses	$(39,677)	$93,550

Other income: Other income for the nine months ended September 30, 2025 was $375,601 compared to $455,741 for the same period in 2024, a decrease of $80,140. The decrease was the result of reinsurance allowances received in 2024 which did not reoccur in 2025.  Other income for the three months ended September 30, 2025 was $157,046 compared to $80,473 for the same period in 2024, an increase of $76,573. The increase was the result of reinsurance allowances on new products issued in 2025.

Expenses. Expenses for the nine months ended September 30, 2025 and 2024 are summarized in the table below.

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Expenses:
Death claims	$3,935,880	$2,938,512
Policyholder benefits	5,611,283	5,292,687
Increase in policyholder reserves	4,545,016	3,962,363
Commissions, net of deferrals	720,065	654,809
Amortization of deferred acquisition costs	1,007,517	1,046,775
Amortization of value of business acquired	69,315	69,315
Salaries & benefits	1,248,947	1,140,240
Other operating expenses	1,988,437	2,058,170
Total expenses	$19,126,460	$17,162,871

Expenses for the three months ended September 30, 2025 and 2024 are summarized in the table below.

	Three Months Ended September 30,
	2025	2024
	(unaudited)
Expenses:
Death claims	$1,185,854	$815,287
Policyholder benefits	1,688,433	1,530,753
Increase in policyholder reserves	1,762,710	1,474,839
Commissions, net of deferrals	274,927	218,441
Amortization of deferred acquisition costs	344,151	349,402
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	430,717	431,837
Other operating expenses	636,458	623,378
Total expenses	$6,346,355	$5,467,042

Death claims: Death benefits were $3,935,880 in the nine months ended September 30, 2025 compared to $2,938,512 for the same period in 2024, an increase of $997,368 or 34%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $1,185,854 in the three months ended September 30, 2025, compared to $815,287 for the same period in 2024, an increase of $370,567 or 45%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $5,611,283 in the nine months ended September 30, 2025 compared to $5,292,687 for the same period in 2024, an increase of $318,596 or 6%. The primary driver of this increase is an increase in assumed benefits.

Policyholder benefits were $1,688,433 in the three months ended September 30, 2025 compared to $1,530,753 for the same period in 2024, an increase of $157,680 or 10%. The primary driver of this increase is an increase in assumed benefits.

Increase in policyholder reserves: Policyholder reserves increased $4,545,016 in the nine months ended September 30, 2025, compared to $3,962,363 for the same period in 2024, an increase of $582,653 or 15%. The increase in reserve growth is driven by increased premiums.

Policyholder reserves increased $1,762,710 in the three months ended September 30, 2025, compared to $1,474,839 for the same period in 2024, an increase of $287,871 or 20%. The increase in reserve growth is driven by increased premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $720,065 in the nine months ended September 30, 2025, compared to $654,809 for the same period in 2024, an increase of $65,256 or 10%. This increase is due to an increase in and changing mix of premiums.

Commissions, net of deferrals, were $274,927 in the three months ended September 30, 2025, compared to $218,441 for the same period in 2024, an increase of $56,486 or 26%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $1,007,517 in the nine months ended September 30, 2025, compared to $1,046,775 for the same period in 2024, a decrease of $39,258 or 4%. The decrease is driven by a reduction in amortization on assumed business.

The amortization of deferred acquisition costs ("DAC") was $344,151 in the three months ended September 30, 2025, compared to $349,402 for the same period in 2024, a decrease of $5,251 or 2%. The decrease is driven by a reduction in amortization on assumed business.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $69,315 in the nine months ended September 30, 2025 and 2024, respectively.  VOBA is being amortized straight-line over 30 years. The amortization VOBA was $23,105 in the three months ended September 30, 2025 and 2024, respectively.

Salaries and benefits: Salaries and benefits were $1,248,947 for the nine months ended September 30, 2025, compared to $1,140,240 for the same period in 2024, an increase of $108,707 or 10%. The increase was driven by increased employee benefit costs and fluctuations in staffing levels.

Salaries and benefits were $430,717 for the three months ended September 30, 2025, compared to $431,837 for the same period in 2024, a decrease of $1,120 or 0.3%. The decrease was driven by fluctuations in staffing levels.

Other expenses: Other operating expenses were $1,988,437 in the nine months ended September 30, 2025, compared to $2,058,170 for the same period in 2024, a decrease of $69,733 or 3%. The decrease is driven by a decrease in audit costs.

Other operating expenses were $636,458 in the three months ended September 30, 2025, compared to $623,378 for the same period in 2024, an increase of $13,080 or 2%. The increase is driven by increased information technology costs.

Federal income tax expenses: Federal income tax benefit of $23,104 was recorded for the nine months ended September 30, 2025 compared to tax expense of $114,298 for the same period in 2024.

Federal income tax expense of $17,800 was recorded for the three months ended September 30, 2025 compared to a benefit of $103,134 for the same period of 2024.

Net Income: Our net loss was $445,295 in the nine months ended September 30, 2025 compared to net income of $352,662 for the same period in 2024, a decrease of $797,957. Our net loss per share was $0.06 compared to net income per share of $0.05 in 2024, basic and diluted.  Our net income was $135,528 in the three months ended September 30, 2025 compared to net loss of $372,372 for the same period in 2024, an increase of $507,900. Our net income per share was $0.02 compared to net loss per share of $0.05 in 2024, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have decreased to $129,853,398 as of September 30, 2025, a decrease of $1,440,584 or 1% from December 31, 2024 assets of $131,293,892. This is primarily the result of a decrease in fixed maturity securities and cash and cash equivalents driven by planned surrenders of deposit-type contracts.

Available for sale fixed maturity securities: As of September 30, 2025, we had available for sale fixed maturity assets of $76,918,671, a decrease of $2,659,508 or 3% from the December 31, 2024 balance of $79,578,179. The decrease is driven by maturities during the first half of the year.

Equity securities, at fair value: As of September 30, 2025, we had equity assets of $3,298,835, a decrease of $577,250 or 15% from the December 31, 2024 balance of $3,876,085. This decrease is driven by the sale of equity securities.

Limited partnership interests: As of September 30, 2025, we had limited partnership interests of $1,160,515, an increase of $732,345 or 171% from our December 31, 2024 balance of $428,170.  This is driven by additional investments in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of September 30, 2025, we had mortgage loans on real estate of $24,733,459, a decrease of $459,290 or 2% from the December 31, 2024 balance of $25,192,749. The decrease is the result of mortgage loan participations maturing.

Other invested assets: As of September 30, 2025, we had other invested assets of $1,234,463, an increase of $124,857 or 11% from the December 31, 2024 balance of $1,109,606.

Policy loans: As of September 30, 2025, our policy loans were $40,547, an increase of $8,802 or 28% from the December 31, 2024 balance of $31,745. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of September 30, 2025, we had real estate assets of $1,611,623 related to our home office building, a decrease of $40,930 or 2% from the December 31, 2024 balance of $1,652,553. The decrease is the result of depreciation.

Cash and cash equivalents: As of September 30, 2025, we had cash and cash equivalent assets of $8,085,240, an increase of $1,181,457 or 17% from the December 31, 2024 balance of $6,903,783. This increase was the result of cash being prepared for deployment into invested assets.

Investment income due and accrued: As of September 30, 2025, our investment income due and accrued was $803,589 compared to $954,324 as of December 31, 2024, a decrease of $150,735 or 16%. This decrease is attributable to investment activity.

Reinsurance related assets: As of September 30, 2025, our reinsurance related assets were $794,925 compared to $522,142 as of December 31, 2024, an increase of $272,783 or 52%. This increase is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of September 30, 2025, our deferred acquisition costs were $3,753,316 compared to $3,908,636 as of December 31, 2024, a decrease of $155,320 or 4%. The decrease is the result of amortization on our assumed annuity block of business.

Value of business acquired, net: As of September 30, 2025 our value of business acquired asset was $2,264,238 compared to $2,333,553 as of December 31, 2024, a decrease of $69,315 or 3%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of September 30, 2025 our property, equipment and software assets were $126,334, a decrease of $10,019 from the December 31, 2024 balance of $136,353. The decrease is the result of depreciation.

Goodwill: As of September 30, 2025 and December 31, 2024, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,841,260 as of September 30, 2025, an increase of $94,149 from the December 31, 2024 balance of $3,747,111. The increase is the result of deferred federal income tax benefits.

Other assets: As of September 30, 2025, our other assets were $730,754, an increase of $271,652 or 59% from the December 31, 2024 balance of $459,102.  The increase is a result of additional pre-paid expenses.

Liabilities. Our total liabilities were $118,674,026 as of September 30, 2025, a decrease of $1,989,538 or 2% from our December 31, 2024 liabilities of $120,663,564. The decrease is driven by a decrease in our deposit-type contract liabilities.

Policy liabilities: Our total policy liabilities as of September 30, 2025 were $115,663,943 compared to $118,188,150 as of December 31, 2024, a decrease of $2,524,207 or 2%. This decrease is the result of surrenders of deposit-type contracts.

Accounts payable and accrued expenses: As of September 30, 2025, our accounts payable and accrued expenses were $1,713,125 compared to $1,133,521 as of December 31, 2024, an increase of $579,604 or 51%. The increase is driven by reinsurance settlement payables.

Federal Home Loan Bank advance: As of September 30, 2025 and December 31, 2024, respectively, the Company has outstanding advances of $1,250,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of September 30, 2025, we had other liabilities of $46,958 compared to $91,893 as of December 31, 2024, a decrease of $44,935.  The decrease is the result of changes in investment-related payables.

Shareholders’ Equity. Our shareholders’ equity was $11,179,372 as of September 30, 2025, an increase of $548,954 or 5% from our December 31, 2024 shareholders’ equity of $10,630,418. The increase in shareholders’ equity was driven by improved market values on our fixed maturity securities.

Investments

Our investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$734,682	0.6%	$711,377	0.6%
Corporate bonds	20,056,728	17.1%	21,491,820	18.1%
Municipal bonds	5,270,373	4.5%	4,741,149	4.0%
Redeemable preferred stocks	2,016,162	1.7%	2,411,234	2.0%
Term Loans	9,228,495	7.9%	12,788,304	10.8%
Mortgage backed and asset backed securities	39,612,231	33.7%	37,434,295	31.4%
Total fixed maturities	76,918,671	65.6%	79,578,179	66.9%
Mortgage loans	24,733,459	21.1%	25,192,749	21.2%
Other invested assets	1,234,463	1.1%	1,109,606	0.9%
Limited partnership interests	1,160,515	1.0%	428,170	0.4%
Equities:
Common stock	1,841,856	1.6%	2,395,195	2.0%
Preferred stock	1,456,979	1.2%	1,480,890	1.2%
Total equities	3,298,835	2.8%	3,876,085	3.3%
Real estate, net of depreciation	1,611,623	1.4%	1,652,553	1.4%
Cash and cash equivalents	8,085,240	6.9%	6,903,783	5.8%
Total	$117,042,806	100.0%	$118,741,125	100.0%

The total value of our investments and cash and cash equivalents decreased to $117,042,806 as of September 30, 2025 from $118,741,125 at December 31, 2024, a decrease of $1,698,319 or 1%. Decreases in investments are primarily attributable to annuity surrenders.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$8,351,626	10.9%	$5,470,235	6.9%
AA	15,165,879	19.7%	10,469,465	13.1%
A	12,446,897	16.2%	15,174,048	19.1%
BBB	26,472,422	34.4%	35,807,023	45.0%
BB	4,364,266	5.7%	4,378,680	5.5%
B	63,446	0.1%	90,675	0.1%
Not Rated - Private Placement	10,054,135	13.1%	8,188,053	10.3%
Total	$76,918,671	100.0%	$79,578,179	100.0%

The amortized cost and fair value of debt securities as of September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$-	$-	$2,329,128	$2,329,128
After one year through five years	14,012,095	14,094,849	18,590,198	18,410,081
After five years through ten years	4,744,891	4,650,391	2,032,061	1,967,540
More than 10 years	19,513,765	16,545,038	20,606,740	17,025,901
Redeemable preferred stocks	2,140,013	2,016,162	2,562,893	2,411,234
Mortgage backed and asset backed securities	39,768,588	39,612,231	37,664,287	37,434,295
Total amortized cost and fair value	$80,179,352	$76,918,671	$83,785,307	$79,578,179

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

Net cash provided by operating activities was $5,826,538 for the nine months ended September 30, 2025. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $4,198,459. The primary uses of cash was purchases of fixed maturity, mortgage, and equity investments and the primary sources of cash was from maturities and paydowns of assets. Cash used by financing activities was $8,843,540. The primary uses of cash were withdrawals on deposit-type contracts.

As of September 30, 2025, we had cash and cash equivalents totaling $8,085,240. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

US Alliance
Corporation
(Registrant)

Date	November 14, 2025
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman