Form 10-K
period 2025-12-31
US Alliance Corp
filed 2026-03-17
CIK 1463913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of March 1, 2026 the aggregate market value of voting and non-voting common equity held by non-affiliates of US Alliance could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No established public trading market for our common stock currently exists. As of March 1, 2026, 7,788,922 shares of our common stock were outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2026 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

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

USAC has four wholly-owned operating subsidiaries. US Alliance Life and Security Company ("USALSC") was incorporated June 9, 2011, to serve as our life insurance company. US Alliance Marketing Corporation ("USAMC") was incorporated April 23, 2012, to serve as a marketing resource. US Alliance Investment Corporation ("USAIC") was incorporated April 23, 2012 to serve as investment manager for USAC and its subsidiaries. Dakota Capital Life Insurance Company (“DCLIC”), was acquired on August 1, 2017 when USAC merged with Northern Plains Capital Corporation (“NPCC”) and subsequently merged into USALSC on December 31, 2023. US Alliance Life and Security Company - Montana ("USALSC-Montana"), was acquired December 14, 2018. USALSC-Montana is a wholly-owned subsidiary of USALSC. Unless the context otherwise indicates, references in this registration statement to "we", "us", "our", or the "Company" refer collectively to USAC and its subsidiaries.

We initially capitalized our subsidiaries with proceeds from intrastate public offering(s) registered by qualification with the office of Kansas Securities Commissioner.

USALSC received a Certificate of Authority from the Kansas Insurance Department ("KID") effective January 2, 2012, and sold its first insurance product on May 1, 2013. USALSC re-domesticated to North Dakota in 2023. USALSC currently offers the following nine product categories:

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

Wealth-Bridg Single Premium Whole Life (“SPWL”). This is a SPWL policy for individuals age 50 to 85 with premiums from $5,000 to $250,000.

USALSC-Montana is actively marketing products in conjunction with the Montana Funeral Directors Association.

Our single pay life products (which include our Juvenile, Pre-Need products, and SPWL) accounted for 71% of 2025 direct premium revenue. Our individual life and Critical Illness products (which include Term Life and Whole Life products) accounted for 14% of 2025 direct premium revenue. Our group products accounted for 15% of 2025 direct written premiums.

USALSC seeks opportunities to develop and market additional products.

Our business model also seeks the acquisition by USAC and/or its subsidiaries of other insurance and insurance related companies, including third-party administrators, marketing organizations, and rights to blocks of insurance business through reinsurance or other transactions.

Material Agreements and Partners - Effective January 1, 2013, USALSC entered into a reinsurance agreement with Unified Life Insurance Company (“ULIC”) to assume 20% of a certain block of health insurance policies. This agreement renews annually unless either party provides written notice of its intent not to renew at least 120 days prior to the expiration of the then-current term. The agreement provides for monthly settlement. For the year ended December 31, 2025, USALSC assumed premiums of $5,042,743. This agreement was terminated effective December 31, 2025.

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

On April 15, 2020, with an effective date of January 1, 2020, USALSC entered into a second coinsurance agreement with ALSC (the “2020 ALSC Agreement”) to assume a quota share percentage of a block of annuity policies.  As of December 31, 2025, the Company had $33.7 million in assumed annuity deposits under the 2020 ALSC Agreement.

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

On December 31, 2023, USALSC entered into a coinsurance agreement to acquire a block of life and annuity policies from Lewer Life Insurance Company.

On October 1, 2025, USALSC-Montana entered into an agreement with the Montana Funeral Trust, resulting in the issuance of $17,354,974 of annuity contracts. USALSC-Montana and USALSC entered into a reinsurance agreement on this block of policies, the effects of which are eliminated during the consolidation of the Company’s financial results.

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

As a part of its 2020 ALSC Agreement, USALSC contracted with 1505 Capital LLC to provide investment services on the assets, including mortgage loan participations, supporting this agreement. USALSC also sources mortgage loan participations from American Savings Life Insurance Company and Maxim Capital Group.

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

Employees - As of December 31, 2025, USAC and its subsidiaries have fifteen full-time employees and one part-time employee.

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

The additional compliance and reporting requirements resulting from the loss of our emerging growth company status has resulted in increases our legal and financial compliance costs and demands on management resources. However, our continuing status as a smaller reporting company has, and will continue to, reduce some of the additional expense and management attention necessary to be dedicated to such increased compliance obligations.

ITEM 1A.	RISK FACTORS.

Risks Associated with an Investment in USAC Stock

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. Our significant material risks are set forth below:

SHARE OWNERSHIP RISK - An investment in our voting common stock is speculative. Shares of our voting common stock constitute a high-risk investment in a business that has experienced profit in 5 of the last 7 years with accumulated losses of $10,738,528 since inception. No assurance or guaranty has been or can be given that any of the benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting Common Stock. The entire value of the shares of USAC Common Stock may be lost.

OPERATING RISK - We faced the risks inherent in our business, including limited ability to raise additional capital, challenging product markets, limited revenues, as well as competition from better-capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand, costs of marketing or advertising, hacking of our administrative systems, and any impact from artificial intelligence. While we have been profitable for 5 of the last 7 years, there can be no assurance that our profitability will continue. The likelihood of future success must be considered in light of our history of operations with the cumulative accumulated operating losses. These risks make it difficult to predict our future revenues or results of operations accurately. Recent changes to accounting guidance and regulatory pronouncements have increased our operating results' volatility. The accounting guidance and regulatory pronouncements contribute to fluctuations in our financial results. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes any liabilities arising from this contingency would not be material to the Company’s financial position.

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

PROFITABILITY - As is common among small life insurance companies, we have historically incurred significant losses. As of December 31, 2025, we had a consolidated accumulated deficit of approximately $11.0 million. These losses were attributable primarily to costs of administration, volatility in net investment gains and losses, the substantial costs of writing new life insurance (which are deferred and amortized in accordance with our deferred acquisition policy) and include first year commissions payable to insurance agents, medical and investigation expenses as well as other expenses incidental to the issuance of new policies as well as with the reserves required to be established for each policy. However, the Company has been profitable in 2019, 2020, 2021, 2023, and 2024.

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

DILUTION RISK -  The Company may issue additional shares of Common Stock in the future, at such times and in such amounts as the Board may may determine.  Any additional offerings of USAC securities that we may conduct in the future will reduce the ownership percentage of existing shareholders.

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

Large life companies with greater financial resources, longer business histories, and possibly more products present significant competition to smaller insurance companies. These larger companies also generally have large distribution capabilities, which adds to the difficulty in building our company.

Independent agents are not required to sell the Company’s products and are free to sell products from other licensed companies. We are committed to working to educate and incentivize independent agents to sell our products.

THE COMPANY’S INVESTMENTS ARE SUBJECT TO MARKET AND CREDIT RISKS - Our invested assets are subject to customary risks of credit defaults and changes in fair value and/or market value. Factors that may affect the overall default rate on and fair value of the Company’s invested assets include interest rate levels and changes, availability, and cost of liquidity, financial market performance, regulatory pronouncements, and general economic conditions.  The Company has experienced losses in its investment portfolio and could experience losses in the future.

NO INSURANCE RATING RISK – USACSC and USALSC-Montana have not been rated by a rating agency. The lack of a rating could result in loss of faith from producers, E&O carriers and consumers seeking products from a rated company, as well as a negative impact on ability to compete with rated companies.

Insurance ratings reflect the rating agencies’ opinion of an insurance company’s history, financial strength, operating performance, and ability to meet its obligations to policyholders. There can be no assurance that a rating agency would rate USALSC or USALSC-Montana or that any rating, if and when received, will be favorable.

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

COVID-19 RISK - The outbreak and world-wide spread of the COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial market.   While we have not experienced significant disruptions to our business as a result of the COVID-19 pandemic, we have experienced higher claims on our insurance products, which may be due in part to the COVID-19 pandemic.  The prolonged impact of COVID-19 pandemic, the resurgence of theCOVID-19 pandemic, or the occurrence of any other pandemic, could affect various aspects of our business.   In addition, our investment portfolio may be adversely affected as a result of uncertainty surrounding the resurgence or occurence of a pandemic and its outcome.

ECONOMIC AND POLITICAL INSTABILITY RISK - The uncertainties created by war, inflation and inflation expectations, supply chain disruptions, fluctuating currency rates, fluctuating interest rates and spreads, the employment situation, government shutdowns, immigration enforcement activity, tariffs, retaliatory tariffs and the resulting possibility of prolonged trade wars, strained relations between the United States and Greenland, Denmark, Cuba, China and other countries, the joint U.S.- Israeli strikes on Iran, the ongoing conflicts and military actions involving Venezuela, Russia, Ukraine, moves by foreign governments and investors to reduce their exposure to U.S. dollars, and the upcoming changes to the Federal Reserve Board’s leadership have impacted and may continue to impact financial and commodities markets, and could ultimately make it difficult or impossible for the Company to fund its ongoing business activities. The combined effects of wars and other conditions, including conditions of the type described in the preceding sentence, as well as extreme natural disasters, could also cause financial distress for various policyholders, which could lead to increased claims and could adversely affect our investment portfolio.

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

As of December 31, 2025, we had issued and outstanding 7,788,922 shares of our voting common stock. In addition, we have issued 160,000 shares of restricted common stock to members of Board of Directors, which vest in accordance with the terms of the Restricted Stock Agreements entered into with each of the Directors.  No other equity securities of the Company have been issued.

(b)	Holders of Record

As of March 1, 2026, there are approximately 3,500 holders of record of our voting common stock.

(c)	Dividends

We have not paid dividends on USAC Common Stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for reinvestment into our business.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

During the year ended December 31, 2024, the Company issued 250,000 shares of restricted stock to members of its Board of Directors under individual Restricted Stock Agreements ("RSAs") as part of the Company's compensation program. These awards are intended to align the interests of the Board with those of the Company’s shareholders and to retain experienced leadership.  A summary of the Company’s non-vested restricted stock awards as of December 31, 2025 and changes for the year then ended is presented below:

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

              The terms of the RSAs provide that the restricted shares awarded to the Company's Directors vest equally in 20% increments over each of the following five fiscal years, beginning with the year ended December 31, 2024 and continuing through December 31, 2029. A total of 40,000 shares vested in 2025 and are included in the Company’s outstanding common stock. Any unvested shares of restricted stock are subject to forfeiture in the event of termination of service before the shares have vested, except in cases of death, disability, or a change in control of the Company.

(e)	Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company did not issue any shares pursuant to any unregistered offering.

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

Overview

USAC was formed as a Kansas corporation on April 24, 2009 to raise capital to form a new life insurance company. We presently conduct our business through our four wholly-owned subsidiaries: USALSC, a life insurance corporation; USALSC-Montana, a life insurance corporation; USAMC, an insurance marketing corporation; and USAIC, an investment management corporation

On January 2, 2012, USALSC was issued a Certificate of Authority to conduct life insurance business in the State of Kansas. We began third-party administrative services in 2015. USALSC re-domesticated to North Dakota in 2023. USALSC is currently authorized to conduct business in 18 states.

On August 1, 2017, the Company merged with Northern Plains Capital Corporation with the Company being the surviving entity. As a result of the merger, the Company acquired Dakota Capital Life Insurance Company which became a wholly owned subsidiary of USALSC. In 2023, Dakota Capital Life Insurance Company was merged into USALSC.

On December 14, 2018, the Company acquired Great Western Life Insurance Company. Great Western Life Insurance Company was renamed US Alliance Life and Security Company – Montana and is a subsidiary of USALSC.

The Company assumes business under reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. This agreement was terminated on December 31, 2025. On September 30, 2017, the Company entered into an agreement (the “2017 ALSC Agreement”) to assume 100% of a certain block of life insurance policies from American Life & Security Company (“ALSC”). On April 15, 2020, with an effective date of January 1, 2020, the Company entered into an agreement with ALSC (the “2020 ALSC Agreement “) to assume a quota share percentage of a block of annuity policies. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

On December 31, 2023 USALSC entered into an agreement with Lewer Life Insurance LLIC to assume a block of life and annuity policies.

On October 1, 2025, USALSC-Montana entered into an agreement with the Montana Funeral Trust, resulting in the issuance of $17,354,974 of annuity contracts.

Mergers and Acquisitions

On May 23, 2017 the Company entered into a definitive merger agreement with Northern Plains Capital Corporation. The merger transaction closed on August 1, 2017. NPCC shareholders received .5841 shares of US Alliance Corporation stock for each share of NPCC stock owned. USAC issued 1,644,458 shares of common stock to holders of NPCC shares.

On October 11, 2018 the Company entered into a stock purchase agreement with Great Western Insurance Company to acquire Great Western Life Insurance Company. The transaction closed on December 14, 2018. USALSC paid $500,000 to acquire the outstanding shares of GWLIC.

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

Valuation of Investments

The Company's principal investments are in fixed maturity, mortgage participations, and equity securities. Fixed maturity, classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). Our fixed income investment manager utilizes external independent third-party pricing services to determine the fair values of investment securities available for sale.  Equity securities are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in net income. Mortgages, including mortgage loan participations, are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances.

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

       Deferred Acquisition Costs

The Company capitalizes and amortizes over the life of the premiums produced incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. Our insurance contracts are grouped by product type and contract issue year into cohorts consistent with the grouping used to estimate the related contract liabilities. DAC is amortized on a constant level basis over the life of the policy. For all products, in-force volume metrics are used as the constant level basis. The lapse and mortality assumptions used to amortize DAC are consistent with the assumptions used to estimate the liability for future policy benefits. The underlying assumptions used to determine DAC amortization are updated concurrently with any related assumption changes for the liability for future policy benefits and changes in estimates are recognized prospectively over the remaining expected term of the related contracts. An experience adjustment is applied if actual terminations are greater than expected.

Policyholder Benefits

Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders which includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. The liability for future policy benefits is calculated based on the present value of the estimated future policy benefits less the present value of estimated future net premiums collected. Net premiums represent the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. In calculating the liability for future policy benefits, our long-duration contracts are grouped into cohorts by product type, contract issue year for direct business, and assumption year for assumed business.

The calculation of the liability for future policy benefits involves numerous assumptions including assumptions related to discount rate, lapses, mortality, and morbidity. Effective January 1, 2025, the Company has adopted an accounting pronouncement related to targeted improvements to to the accounting for long-duration contracts ("LDTI"), with a January 1, 2024 transition date (the "LDTI Transition Date"). The discount rate assumptions were initially set based on the expected investment yield of the assets supporting the reserves at the LDTI Transition Date, for policies originally issued on or before the LDTI Transition Date. The discount rate assumptions for new cohorts established after the transition date, are initially set based on the policy issuance date or policy renewal date, and are based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities.  The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion which is reported as a component of policy benefits on the statements of comprehensive income. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate, with the corresponding change reflected as the change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, on the statement of changes in other comprehensive income (loss).  According to actuarial sensitivity tests, a 1% increase or decrease in interest rates is estimated to decrease or increase our policyholder benefit reserve by approximately $3 million.  A 5% change in mortality is estimated to change our policyholder benefit reserve by approximately $70,000.

New Accounting Standards

A detailed discussion of new accounting standards is provided in the Notes to Consolidated Financial Statements beginning on p. F-7 of this annual report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the years ended December 31, 2025 and 2024 are summarized in the table below.

	Years Ended December 31,
	2025	2024
Income:
Premium income	$17,347,856	$15,338,053
Net investment income	7,308,468	7,597,762
Net investment (losses) gains	(491,476)	283,423
Other income	408,590	553,035
Total income	24,573,438	23,772,273

Our 2025 total income increased to $24,573,438, an increase of $801,165 or 3% from the 2024 total income of $23,772,273. The increase is driven by increases in premium income.  The Company records unrealized gains and losses on equity securities in total income in accordance with accounting standards. This standard continues to result in increased volatility in total income.

The following graph summarizes our five-year trend of total income:

Premium income: Premium income for 2025 was $17,347,856 compared to $15,338,053 in 2024, an increase of $2,009,803 or 13%. The increase was driven by an increase in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we focused on small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the years ended December 31, 2025 and 2024 are summarized in the following table:

	Years Ended December 31,
	2025	2024

Direct	$13,750,097	$11,928,460
Assumed	5,193,631	4,956,205
Ceded	(1,595,872)	(1,546,612)
Total	$17,347,856	$15,338,053

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Fixed maturities	$5,460,250	$5,985,869
Mortgages	2,067,165	1,680,515
Equity securities	257,693	313,416
Other invested assets	128,994	197,760
Cash and cash equivalents	284,938	322,841
	8,199,040	8,500,401
Less investment expenses	(890,572)	(902,639)
	$7,308,468	$7,597,762

Net investment income for 2025 was $7,308,468, compared to $7,597,762 in 2024, a decrease of $289,294, or 4%. The decrease is due to reduced income on fixed maturity securities.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income. For the years ended December 31, 2025 and 2024, net investment gains (losses) are summarized in the following table.

	Years Ended December 31,
	2025	2024
Recognized gains on sale of investments	$143,823	$13,031
Realized loss on charge offs of investments	(1,065,246)	-
Change in allowance for credit loss recognized in earnings	(43,433)	(34,041)
Unrealized net gains recognized in earnings	742,754	8,414
Embedded derivative	(269,374)	296,019
Net investment (losses) gains	$(491,476)	$283,423

       Net investment losses for 2025 were $491,476 compared to gains of $283,423 in 2024, a decrease of $774,899 or 273%.  The decrease was driven by realized losses on investment write-downs.

Realized gains (losses): Realized gains and losses related to the sale of securities and mortgage loan participations for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Gross gains	$355,547	$201,481
Gross losses	(1,276,970)	(188,450)
Net security losses	$(921,423)	$13,031

Mortgage loans on real estate	(43,433)	(34,041)
(Increase) Decrease in allowance for credit losses	$(43,433)	$(34,041)

The net security losses were driven by realized losses on charge-offs of investments in 2025.

Other income: Other income for the year ended December 31, 2025 was $408,590 compared to $553,035 in 2024, a decrease of $144,445 or 26%. The decrease was the result of implementation fees for a third-party administration agreement in 2024 which did not recur in 2025.

Expenses. Expenses for the year ended December 31, 2025 and 2024 are summarized in the table below. With the implementation of LDTI, 2024 results have been restated from those previously reported in our 10-K for the year ended December 31, 2024 to comply with the new accounting standard. Please see the notes in the financial statement beginning on page F-7 for more details on the impact of this implementation.

	Years Ended December 31,
	2025	2024
Expenses:
Death claims	5,252,801	3,983,405
Policyholder benefits	7,324,481	6,883,283
Increase in policyholder reserves	6,705,244	5,973,329
Commissions, net of deferrals	962,231	947,548
Amortization of deferred acquisition costs	748,446	945,922
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,839,528	1,701,745
Other operating expenses	2,753,822	2,624,371
Total expenses	25,678,973	23,152,023

The following chart and graph summarizes our five-year expense trend:

Year	Increase in Policyholder Reserves	Other Policy-related Expenses	Operating Expenses	Total Expenses	% of Operating Expense to Total Expense
2021	4,063,488	10,627,532	3,244,412	17,935,432	18%
2022	4,207,703	11,623,423	3,480,212	19,311,338	18%
2023	4,589,538	12,111,905	3,586,886	20,288,329	18%
2024	5,566,210	13,347,176	4,326,116	23,239,502	19%
2025	6,705,244	14,380,379	4,593,350	25,678,973	18%

Increases in policyholder reserves represents funds that we maintain and invest for the future benefit of our policyholders. Other policy-related expenses represent the other expenses associated with fulfilling our obligations to our policyholders and producers. Operating expenses represent the costs to operate the company and consists of salaries and benefits and other operating expenses.

Death claims: Death benefits were $5,252,801 in the year ended December 31, 2025 compared to $3,983,405 for 2024, an increase of $1,269,396 or 32%. This increase is attributable to our growing block of in-force pre-need life insurance policies. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $7,324,481 in the year ended December 31, 2025 compared to $6,883,283 in 2024, an increase of $441,198 or 6%. The primary driver of this increase is interest credited on our annuity contracts.

Increase in policyholder reserves: Policyholder reserves increased $6,705,244 in the year ended December 31, 2025, compared to $5,973,329, as adjusted, in 2024, an increase of $731,915 or 12%. The growth in reserves is the result of increased pre-need in-force policies.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $962,231 in the year ended December 31, 2025, compared to $947,548 in 2024, an increase of $14,683 or 2%. This increase is due to an increase in and changing mix of premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $748,446 in the year ended December 31, 2025, compared to $9945,922, as adjusted, in 2024, a decrease of $197,476 or 21%. The decrease is the result of amortization changes driven by the LDTI implementation.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $92,420 in the years ended December 31, 2025 and 2024, respectively.  VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $1,839,528 for the year ended December 31, 2025, compared to $1,701,745 in 2024, an increase of $137,783 or 8%. The increase was driven by increased employee compensation costs and additional team members.

Other expenses: Other operating expenses were $2,753,822 in the year ended December 31, 2025, compared to $2,624,371 in 2024, an increase of $129,451 or 5%. The increase is driven by increased actuarial and information technology ("IT") expenses.

Federal income tax (expense) benefit: In the year ended December 31, 2025, the Company recognized federal income tax benefit of $318,693. In the year ended December 31, 2024, as adjusted, the Company recognized a federal income tax expense of $79,878.  These are the result of changes in the deferred tax asset and deferred tax asset valuation allowance and due to current income tax expense.

Net Income: Our net loss was $786,842 in the year ended December 31, 2025 compared to net income of $540,372, as adjusted, in 2024, a decrease of $1,327,214. Our net loss per share was $0.10 compared to net income per share of $0.07, as adjusted, in 2024, basic and diluted.

The following graph illustrates our five-year trend of net income (loss) per share:

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $148,680,102 as of December 31, 2025, an increase of $17,509,970 or 13% from December 31, 2024 assets of $131,170,132. This is primarily the result of an increase in cash and fixed maturity securities.

Available for sale fixed maturity securities: As of December 31, 2025, we had available for sale fixed maturity assets of $86,534,704, an increase of $6,956,525 or 9% from the December 31, 2024 balance of $79,578,179. The increase is driven by new purchases.

Equity securities, at fair value: As of December 31, 2025, we had equity assets of $3,542,412, a decrease of $333,673 or 9% from the December 31, 2024 balance of $3,876,085. This decrease is driven by the sales of equity securities partially offset by improved market values.

Limited partnership interests: As of December 31, 2025, we had limited partnership interests of $1,293,005, an increase of 864,835 or 202% from the December 31, 2024 balance of $428,170.  This is related to our investment in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of December 31, 2025, we had mortgage loans on real estate of $23,645,037, a decrease of $1,547,712 or 6% from the December 31, 2024 balance of $25,192,749. The decrease results from maturing mortgage loan participations.

Other invested assets: As of December 31, 2025, we had other invested assets of $1,018,640, a decrease of $90,966 or 8% from the December 31, 2024 balance of $1,109,606. The decrease was driven by fluctuations in the value of our other invested assets.

Policy loans: As of December 31, 2025, our policy loans were $41,314, an increase of $9,569 or 30% from the December 31, 2024 balance of $31,745. The increase is a result of new policy loan activity.

Real estate, net of depreciation: As of December 31, 2025, we had real estate assets of $1,597,979 related to our home office building, a decrease of $54,574 or 3% from the December 31, 2024 balance of $1,652,553. The decrease is the result of building depreciation.

Cash and cash equivalents: As of December 31, 2025, we had cash and cash equivalent assets of $18,036,904, an increase of $11,133,121 or 161% from the December 31, 2024 balance of $6,903,783. This increase was the result of cash inflows in the fourth quarter from our Montana Funeral Trust partnership.

Investment income due and accrued: As of December 31, 2025, our investment income due and accrued was $860,697 compared to $954,324 as of December 31, 2024, a decrease of $93,627 or 10%. This decrease is attributable to a reduction in accrued income due to interest payments.

Reinsurance related assets: As of December 31, 2025, our reinsurance related assets were $1,177,656 compared to $788,886 as of December 31, 2024, an increase of $388,770 or 49%. This increase is the result of pending claim reimbursements from our reinsurers.

Deferred acquisition costs, net: As of December 31, 2025, our deferred acquisition costs were $4,739,627 compared to $4,402,996 as of December 31, 2024, an increase of $336,631 or 8%. The increase is the result of changing amortization of DAC related to the new LDTI accounting standard.

Value of business acquired, net: As of December 31, 2025 our value of business acquired asset was $2,241,133 compared to $2,333,553 as of December 31, 2024, a decrease of $92,420 or 4%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of December 31, 2025 our property, equipment and software assets were $119,068, a decrease of $17,285 or 13% from the December 31, 2024 balance of $136,353. This decrease is the result of depreciation.

Goodwill: As of December 31, 2025 and December 31, 2024, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,000,912 as of December 31, 2025, an increase of $138,755 or 5% from the December 31, 2024 balance of $2,862,157. The increase is the result of deferred federal income tax benefits.

Other assets: As of December 31, 2025, our other assets were $518,100, an increase of $58,998 or 12% from the December 31, 2024 balance of $459,102. This increase is the result of normal business activity.

Liabilities. Our total liabilities were $135,682,748 as of December 31, 2025, an increase of $18,472,382 or 16% from our December 31, 2024 liabilities of $117,210,366. This increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of December 31, 2025 were $132,757,740 compared to $114,734,952 as of December 31, 2024, an increase of $18,022,788 or 16%. This increase is the result of the growth of our in-force business.

Accounts payable and accrued expenses: As of December 31, 2025, our accounts payable and accrued expenses were $1,575,654 compared to $1,133,521 as of December 31, 2024, an increase of $442,133 or 39%. The increase is driven by changes in amounts due to our reinsurers.

Federal Home Loan Bank advance: As of December 31, 2025 and 2024, the Company’s outstanding advances were $1,250,000.

Other liabilities: As of December 31, 2025, we had other liabilities of $99,354 compared to $91,863 as of December 31, 2024, an increase of $7,461 or 8%.  The increase is the result of normal business activity.

Shareholders’ Equity. Our shareholders’ equity was $12,997,354 as of December 31, 2025, a decrease of $962,412 or 7% from our December 31, 2024 shareholders’ equity of $13,959,766. The decrease in shareholders’ equity was driven by our net loss.

Investments

Our investment philosophy is reflected by the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturities:
US Treasury securities	$732,892	0.5%	$711,377	0.6%
Corporate bonds	28,299,216	20.9%	21,491,820	18.1%
Municipal bonds	5,807,136	4.3%	4,741,149	4.0%
Redeemable preferred stocks	1,998,438	1.5%	2,411,234	2.0%
Term Loans	11,005,804	8.1%	12,788,304	10.8%
Mortgage backed and asset backed securities	38,691,218	28.4%	37,434,295	31.4%
Total fixed maturities	86,534,704	63.7%	79,578,179	66.9%
Mortgage loans	23,645,037	17.4%	25,192,749	21.2%
Other invested assets	1,018,640	0.8%	1,109,606	0.9%
Limited partnership interests	1,293,005	1.0%	428,170	0.4%
Equities:
Common stock	2,097,203	1.5%	2,395,195	2.0%
Preferred stock	1,445,209	1.1%	1,480,890	1.2%
Total equities	3,542,412	2.6%	3,876,085	3.3%
Real estate, net of depreciation	1,597,979	1.2%	1,652,553	1.4%
Cash and cash equivalents	18,036,904	13.3%	6,903,783	5.8%
Total	$135,668,681	100.0%	$118,741,125	100.0%

The total value of our investments and cash and cash equivalents increased to $135,668,681 as of December 31, 2025 from $118,741,125 at December 31, 2024, an increase of $16,927,556 or 14%. Increases in investments are primarily attributable to premium income and improved market values.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total

AAA and U.S. Government	$8,939,711	10.3%	$5,470,235	6.9%
AA	13,834,491	16.0%	10,469,465	13.1%
A	11,839,821	13.7%	15,174,048	19.1%
BBB	30,102,608	34.8%	35,807,023	45.0%
BB	2,965,831	3.4%	4,378,680	5.5%
B	1,236,377	1.4%	90,675	0.1%
Not Rated - Certificates of Deposit	8,650,000	10.0%	-	0.0%
Not Rated - Private Placement	8,965,865	10.4%	8,188,053	10.3%
Total	$86,534,704	100.0%	$79,578,179	100.0%

The amortized cost and fair value of debt securities as of December 31, 2025 and 2024, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,074,089	$1,072,360	$2,329,128	$2,329,128
After one year through five years	23,367,252	23,263,307	18,590,198	18,410,081
After five years through ten years	4,878,273	4,797,585	2,032,061	1,967,540
More than 10 years	19,722,631	16,711,796	20,606,740	17,025,901
Redeemable preferred stocks	2,142,141	1,998,438	2,562,893	2,411,234
Mortgage backed and asset backed securities	38,852,468	38,691,218	37,664,287	37,434,295
Total amortized cost and fair value	$90,036,854	$86,534,704	$83,785,307	$79,578,179

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

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest represents the greatest portion of an investment's return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs.  Changes in fair value of our fixed maturity securities due to interest rates are reflected through accumulated other comprehensive income.  Significant fluctuations may result in material volatility of accumulated other comprehensive income.

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

Liquidity and Capital Resources

Premium income, deposits to policyholder account balances, investment income, and capital raising are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.  The Company has two past due loans with principal net of allowances in the amount of $815,757.  The Company does not anticipate this to have a material impact on our financial condition or liquidity.  As a member of the Federal Home Loan Bank, USALSC has immediate access to additional cash liquidity, if needed.

Net cash provided by operating activities was $8,885,836 for the year ended December 31, 2025. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $5,570,136. The primary uses of cash was purchases of fixed maturity, mortgage, and equity investments. Cash provided by financing activities was $7,817,421. The primary sources of cash were receipts on deposit-type contracts.

At December 31, 2025, we had cash and cash equivalents totaling $18,036,904. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

Year	Cash Flow From Operations	Net Cash Flow From Deposit Type Contracts	Cash Flow from Insurance Activities
2021	3,411,873	2,050,078	$5,461,951
2022	4,787,903	2,145,995	$6,933,898
2023	7,441,585	(3,942,581)	$3,499,004
2024	9,175,556	(2,034,236)	$7,141,320
2025	8,885,836	7,777,877	$16,663,713

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

Crowe LLP ("Crowe") served as the Company's auditor for the years ended December 31, 2025 and 2024.  There are not and have not been any disagreements between USAC and its auditor, Crowe, LLP, on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  It was determined that the Company's internal control over financial reporting was effective.

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

(a)  During the twelve months ended December 31, 2025, none our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

PART II

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2026 annual stockholders’ meeting (“2026 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director and Management Compensation” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2026 Proxy Statement and is incorporated herein by reference.

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

10.22**	Amended and Restated Trust Agreement for the Montana Funeral Trust dated February 6, 2026 among US Alliance Life and Security Company - Montana and the Montana Funeral Directors Association, Inc. and the eligible Montana-based Participating Mortuaries

21.1**	List of Subsidiaries

24.1	Power of Attorney (contained in the signature page herein)

31.1**	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation

101.DEF***	Inline XBRL Taxonomy Extension Definition

101.LAB***	Inline XBRL Taxonomy Extension Labels

101.PRE***	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

US ALLIANCE CORPORATION
(Registrant)

Date: March 17, 2026	By:	/s/ Jack H. Brier
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 1, 2026.

Signature	Title

/S/ Jack H. Brier	President and Chairman
Jack H. Brier

/S/ Jeff Brown	Vice-President, Principal Financial Officer and Treasurer
Jeff Brown

/S/ Jim Poolman	Director
Jim Poolman

/S/ John Helms	Director
John Helms

/S/ William Graves	Director
William Graves

/S/ JuliAnn Mazachek	Director
JuliAnn Mazachek

US Alliance Corporation

Consolidated Financial Statements

December 31, 2025 and 2024

(With Independent Auditor’s Report Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of US Alliance Corporation

Topeka, Kansas

Opinion

We have audited the consolidated financial statements of US Alliance Corporation (the "Company"), which comprise the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting, measurement and disclosure of long-duration contracts effective January 1, 2025, using the modified retrospective method applied as of the transition date of January 1, 2024, due to the adoption of ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long Duration Contracts (“ASU 2018-12”). The adoption is also communicated as a critical audit matter below.

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

Valuation of Level 3 Investments – Refer to Notes 1 and 4 to the Financial Statements

Investments in certain fixed maturity securities and other invested assets classified as available-for-sale are reported in the financial statements.  These investments are classified under Level 3 in the fair value hierarchy and their fair values are based on unobservable inputs that reflect management’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Management utilized a third-party pricing service in developing their fair value estimates. These Level 3 investments had an estimated fair value of $12,513,794, as of December 31, 2025. We considered the fair value of Level 3 fixed maturity securities and other invested assets as a critical audit matter because of the unobservable inputs used by management to estimate fair value and the high degree of measurement uncertainty.  Auditing these inputs required especially subjective judgment and the audit effort was extensive, including the use of our fair value specialist to assist in fully evaluating the inputs.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the valuation of Level 3 fixed maturity securities and other invested assets determined using discounted cash flow techniques included, among others, the following:

●	We tested the accuracy and completeness of relevant security attributes, including structure, maturity dates and interest rates, used in the determination of Level 3 fair values.

●

With the involvement of our fair value specialists, we developed independent fair value estimates for a sample of securities and compared our estimates to the Company’s estimates and evaluated differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

Valuation of Reserves for Deposit Type Contracts and Policyholder Benefit Liabilities and Amortization of Deferred Acquisition Costs – Refer to Note 1 to the Financial Statements

The Company’s management sets assumptions in (1) recording the reserves for deposit type contracts and policyholder benefit liabilities and (2) determining amortization of deferred acquisition costs. The Company adopted ASU 2018-12 on January 1, 2025 using the modified retrospective application as of the transition date of January 1, 2024.  The adoption of ASU 2018-12 significantly modified the Company’s accounting for and disclosure of long-duration contracts. The most significant assumptions in recording these liabilities include discount rates, mortality and morbidity. Discount rates are determined based upon upper-medium grade fixed income instrument yields matched to cohort duration, and mortality and morbidity assumptions are based on published mortality tables, adjusted for changes in experience. We considered auditing these assumptions as a critical audit matter because of the inherent uncertainty of these significant assumptions and auditing the development of these assumptions involved especially subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to management’s judgments regarding the assumptions used in the development of the reserves for deposit type contracts and policyholder benefit liabilities and the amortization of deferred acquisition costs included the following, among others:

●

We tested the underlying data used in the development of the assumptions as well as in the determination of the reserves for deposit type contracts and policyholder benefit liabilities and the amortization of deferred acquisition costs.

●	We evaluated management’s selected actuarial assumptions, including testing the accuracy and completeness of the supporting experience studies.

●

With the assistance of our actuarial specialists, we evaluated management’s judgments regarding the assumptions used in the development of reserves for deposit type contracts and policyholder benefit liabilities and the amortization of deferred acquisition costs.

●	We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

Adoption of Accounting Pronouncement – Targeted Improvements to the Accounting for Long-Duration Contracts – Refer to Note 1 of the Financial Statements (also see Change in Accounting Principle explanatory paragraph above)

The Company adopted ASU 2018-12 on January 1, 2025 using the modified retrospective application as of the transition date of January 1, 2024. The adoption of ASU 2018-12 significantly modified the Company’s accounting for and disclosure of long-duration life contracts. We identified the adoption of ASU 2018-12 as a critical audit matter because of the need to involve actuarial specialists to evaluate assumptions and valuation models, the extent of audit effort required, and the inherent complexity involved in the selection and application of new accounting policies.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the adoption of ASU 2018-12 included the following:

●

We evaluated the appropriateness of the Company’s selection and application of accounting policies in connection with the adoption of ASU 2018-12 including but not limited to transition mechanics and modified retrospective application.

●

With the assistance of our actuarial specialists, we evaluated the reasonableness of the valuation models and assumptions used to estimate the liability for future policy benefits and amortization of deferred acquisition costs including but not limited to transition mechanics and modified retrospective application of the new accounting policies.

/s/ Crowe LLP

We have served as the Company's auditor since 2023.

Fort Lauderdale, Florida

March 17, 2026

US Alliance Corporation

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $90,036,854 and $83,785,307, net of allowances for credit losses of $0, as of December 31, 2025 and 2024)	$86,534,704	$79,578,179
Equity securities, at fair value	3,542,412	3,876,085
Limited partnership interests	1,293,005	428,170
Mortgage loans on real estate (net of allowance for credit losses of $99,118 and $55,685 as of December 31, 2025 and 2024, respectively)	23,645,037	25,192,749
Other invested assets	1,018,640	1,109,606
Policy loans	41,314	31,745
Real estate, net of depreciation	1,597,979	1,652,553
Total investments	117,673,091	111,869,087

Cash and cash equivalents	18,036,904	6,903,783
Investment income due and accrued	860,697	954,324
Reinsurance related assets	1,177,656	788,886
Deferred acquisition costs, net	4,739,627	4,402,996
Value of business acquired, net	2,241,133	2,333,553
Property, equipment and software, net	119,068	136,353
Goodwill	277,542	277,542
Federal and state income tax receivable	35,372	182,349
Deferred tax asset, net of valuation allowance	3,000,912	2,862,157
Other assets	518,100	459,102
Total assets	$148,680,102	$131,170,132

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$87,824,261	$77,940,378
Policyholder benefit reserves	44,559,453	36,444,940
Dividend accumulation	102,050	100,885
Advance premiums	271,976	248,749
Total policy liabilities	132,757,740	114,734,952

Accounts payable and accrued expenses	1,575,654	1,133,521
Federal Home Loan Bank advance	1,250,000	1,250,000
Other liabilities	99,354	91,893
Total liabilities	135,682,748	117,210,366

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,788,922 and 7,748,922 shares as of December 31, 2025 and 2024, respectively	778,893	774,893
Additional paid-in capital	23,002,201	22,966,657
Accumulated deficit	(10,739,528)	(9,952,686)
Accumulated other comprehensive (loss) income	(44,212)	170,902
Total shareholders' equity	12,997,354	13,959,766

Total liabilities and shareholders' equity	$148,680,102	$131,170,132

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income (loss)

	Years Ended December 31,
	2025	2024
Income:
Premium income	$17,347,856	$15,338,053
Net investment income	7,308,468	7,597,762
Net investment (losses) gains	(491,476)	283,423
Other income	408,590	553,035
Total income	24,573,438	23,772,273

Expenses:
Death claims	5,252,801	3,983,405
Policyholder benefits	7,324,481	6,883,283
Increase in policyholder reserves	6,705,244	5,973,329
Commissions, net of deferrals	962,231	947,548
Amortization of deferred acquisition costs	748,446	945,922
Amortization of value of business acquired	92,420	92,420
Salaries & benefits	1,839,528	1,701,745
Other operating expenses	2,753,822	2,624,371
Total expenses	25,678,973	23,152,023

Net (loss) income before tax	$(1,105,535)	$620,250

Current federal income tax expense	(92,832)	(25,646)
Deferred federal income tax benefit (expense)	411,525	(54,232)
Total federal income tax benefit (expense)	318,693	(79,878)

Net (loss) income	$(786,842)	$540,372

Net (loss) income per common share, basic and diluted	$(0.10)	$0.07

Unrealized net holding gains (losses) arising during the period, net of tax	385,952	(213,036)
Effects of discount rate changes, net of tax	(538,633)	1,146,537
Reclassification adjustment for losses included in net (gain) loss income	(62,433)	39,232

Other comprehensive (loss) income	(215,114)	972,733

Comprehensive (loss) income	$(1,001,956)	$1,513,105

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2025 and 2024

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2023	7,748,922	$774,893	$22,964,490	$(2,916,372)	$(10,491,934)	$10,331,077
Impact of adoption of long duration targeted improvements	-	-	-	2,114,541	(1,124)	2,113,417
Balance, January 1, 2024	7,748,922	$774,893	$22,964,490	$(801,831)	$(10,493,058)	$12,444,494
Other comprehensive income	-	-	-	972,733	-	972,733
Stock based compensation on restricted stock awards	-	-	2,167	-	-	2,167
Net income	-	-	-	-	540,372	540,372
Balance, December 31, 2024	7,748,922	$774,893	$22,966,657	$170,902	$(9,952,686)	$13,959,766
Other comprehensive income	-	-	-	(215,114)	-	(215,114)
Stock based compensation on restricted stock awards	40,000	4,000	35,544	-	-	39,544
Net loss	-	-	-	-	(786,842)	(786,842)
Balance, December 31, 2025	7,788,922	$778,893	$23,002,201	$(44,212)	$(10,739,528)	$12,997,354

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(786,842)	$540,372
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	83,079	79,713
Net losses realized on the sale of securities and net credit losses recognized in operations	964,856	21,010
Unrealized losses on equity securities	(742,754)	(8,414)
Change in fair value of embedded derivative	269,374	(296,019)
(Accretion) amortization of investment securities, net	(198,245)	(606,487)
Deferred acquisition costs capitalized	(1,085,078)	(597,421)
Deferred acquisition costs amortized	748,447	945,922
Value of business acquired amortized	92,420	92,420
Interest credited on deposit type contracts	2,106,006	1,910,726
(Increase) decrease in operating assets:
Investment income due and accrued	93,627	924,296
Reinsurance related assets	(658,144)	546,407
Deferred tax assets, net of valuation allowance	(138,755)	1,287,382
Other assets	87,979	6,010
Increase (decrease) in operating liabilities:
Policyowner benefit reserves	7,575,880	5,211,077
Dividend accumulation	1,165	(13,957)
Advance premiums	23,227	97,038
Other liabilities	7,461	(44,677)
Accounts payable and accrued expenses	442,133	(919,842)
Net cash provided by operating activities	8,885,836	9,175,556

Cash flows from investing activities:
Purchase of fixed income investments	(23,830,954)	(22,557,297)
Purchase of equity investments	(1,173,642)	(499,182)
Purchase of mortgage investments	(7,277,380)	(15,792,479)
Purchase of other invested assets	(106,447)	(230,914)
Proceeds from fixed income sales and repayments	19,838,674	17,050,777
Proceeds from equity sales	1,505,945	1,383,796
Proceeds from mortgage repayments	5,494,457	10,078,024
Proceeds from other invested assets	-	1,144,741
Increase in policy loans	(9,569)	(5,613)
Purchase of property, equipment and software	(11,220)	(43,695)
Net cash used in investing activities	(5,570,136)	(9,471,842)

Cash flows from financing activities:
Receipts on deposit-type contracts	23,169,682	5,984,026
Withdrawals on deposit-type contracts	(15,391,805)	(8,018,262)
Net proceeds from FHLB advance	-	250,000
Restricted stock awards	39,544	2,167
Net cash used in financing activities	7,817,421	(1,782,069)

Net increase (decrease) in cash and cash equivalents	11,133,121	(2,078,355)

Cash and cash equivalents:
Beginning	6,903,783	8,982,138
Ending	$18,036,904	$6,903,783

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

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

Cash and cash equivalents: For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains its cash balances in one financial institution located in Topeka, Kansas. The FDIC insures aggregate balances, including interest-bearing and noninterest-bearing accounts, of $250,000 per depositor per insured institution. The Company’s financial institution is a member of a network that participates in the Insured Cash Sweep (ICS) program. By participating in ICS, the Company’s deposits in excess of the insured limit are apportioned and placed in demand deposit accounts at other financial institutions in amounts under the insured limit. As a result, the Company can access insurance coverage from multiple financial institutions while working directly with one. The Company had no amounts uninsured as of December 31, 2025. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Estimated losses on reinsurance recoverable balances are calculated by quantitative analysis using a rating-based method to estimate expected credit losses for reinsurance recoverable. The analysis is based on industry historical loss experience and forecasted environmental factors management believes to be relevant, which primarily include probability of default, loss given default and exposure at default. There were no allowances as of December 31, 2025 and 2024.

Deferred acquisition costs: The Company capitalizes and amortizes over the life of the premiums produced incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. Our insurance contracts are grouped by product type and contract issue year into cohorts consistent with the grouping used to estimate the related contract liabilities. DAC is amortized on a constant level basis over the life of the policy. For all products, in-force volume metrics are used as the constant level basis. The lapse and mortality assumptions used to amortize DAC are consistent with the assumptions used to estimate the liability for future policy benefits. The underlying assumptions used to determine DAC amortization are updated concurrently with any related assumption changes for the liability for future policy benefits and changes in estimates are recognized prospectively over the remaining expected term of the related contracts.an An experience adjustment is applied if actual terminations are greater than expected.

For certain products, policyholders can elect to modify product benefits, features, rights, or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacement transactions. Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. The original policy continues to be reflected as an in force policy within its original cohort. The policy's expected life then impacts the amortization of remaining unamortized deferred acquisition costs within its cohort. The costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions that result in a policy that is substantially changed are accounted for as an extinguishment of the original policy and the issuance of a new policy. The original policy that was replaced is terminated from its original cohort and this termination is reflected in the amortization rate of remaining unamortized deferred acquisition costs for the cohort. The costs of acquiring the new policy are capitalized and amortized as part of a new cohort.

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over no longer than a 5-year period. Furniture and equipment are depreciated over no longer than a 10-year period. Major categories of depreciable assets and the respective book values as of December 31, 2025 and 2024 are represented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Computer	$70,000	$59,404
Furniture and equipment	156,604	155,979
Accumulated depreciation	(107,536)	(79,030)
Balance at end of period	$119,068	$136,353

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

All of the Company’s tax returns are subject to U.S. federal, state and local income tax examinations by tax authorities. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties (if applicable) as an element of the provision for income taxes in the consolidated statements of income.

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

Policyholder benefits: Liabilities for future policy benefits represent the cost of claims that we estimate we will eventually pay to our policyholders which includes policy liabilities for claims not yet incurred and for claims that have been incurred or are estimated to have been incurred but not yet reported to us. The liability for future policy benefits is calculated based on the present value of the estimated future policy benefits less the present value of estimated future net premiums collected. Net premiums represent the portion of the gross premium required to provide for all benefits and expenses, excluding acquisition costs or any costs that are required to be charged to expense as incurred. In calculating the liability for future policy benefits, our long-duration contracts are grouped into cohorts by product type, contract issue year for direct business, and assumption year for assumed business.

Policy claims: Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure. The Company’s current estimate of incurred but not reported claims as of December 31, 2025 and 2024 is $313,781 and $187,527 and is included as a part of policyholder benefit reserves.

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

Common stock and earnings per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of December 31, 2025 and 2024 the company had 7,788,922 and 7,748,922 common shares issued and outstanding, respectively.

Earnings per share attributable to the Company’s common stockholders were computed based on the net income and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2025 and 2024 were 7,750,589 and 7,748,922 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. Basic and diluted net gain per common share is the same for the years ended December 31, 2025 and 2024.

Comprehensive Income: Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable fixed maturity securities classified as available for sale, net of applicable taxes and changes in policyholder benefit reserves due to discount rates, net of applicable taxes.

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

Reinsurance:  In order to manage the risk of financial exposure to adverse underwriting results, the Company reinsures a portion of its individual and group life risks with other insurance companies. The Company retains $35,000 on its Whole Life products and $25,000 on its term life products. The Company also reinsures 100% of the risk on its individual accidental death benefit rider. The Company retains 25% of the risk for each covered life on its group life product to a maximum of $100,000 on any individual person. The Company retains 25% of the risk for each covered life on its group accidental death and dismemberment product to a maximum of $25,000 on any individual person. The Company also has catastrophic reinsurance coverage to protect against three or more group life deaths resulting from a single event. The Company also reinsures 90% of the risk on its group disability products. The Company reinsures 66% of the risk on its critical illness product. The Company cedes 90% of the net amount of risk on its SPWL product. Optimum Re Insurance Company (a subsidiary of Optimum Group), General Reinsurance Corporation (a subsidiary of Berkshire Hathaway), Reliance Standard Life Insurance Company (a subsidiary of Tokio Marine Holdings), Hartford Life and Accident Company, and Unified Life Insurance Company provide reinsurance for USALSC. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

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

Reclassifications: Certain reclassifications of a minor nature, independent of long duration targeted improvements, have been made to prior-year balances to conform to current-year presentation with no net impact to net (loss) income or total shareholders' equity.

New accounting standards:

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted). The adoption of ASU 2023-09 will modify our disclosures but did not have an impact on our financial position or results of operations.

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

ASU 2024-03, Disaggregation of Income Statement Expenses: Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and Related Amendment

The amendments in this update require the disclosure of disaggregation of certain income statement expense line items. Specifically, the guidance requires the disclosure of additional information related to certain expenses, including employee compensation, depreciation and amortization, and certain other expenses included in each income statement line item. The amendments also require the disclosure of both the total amount of selling expenses and a definition of selling expenses.

We will adopt this update effective for the annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. The adoption of this update is permitted on a prospective basis or a retrospective basis. The adoption of this update will expand our disclosures but will not have an impact on our financial position or results of operations.

ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software: Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40)

The amendments in this update modernize the recognition framework for the capitalization of internal-use software and remove all references to software development project stages. The guidance requires software development costs to be capitalized when both of the following criteria are met: (i) management has authorized and committed to funding the project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. Additionally, the update aligns disclosure requirements for capitalized software costs with those under ASC 360-10, “Property, Plant, and Equipment.”

The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption of this update is permitted as of the beginning of an annual reporting period. Adoption of this update is permitted on a prospective, retrospective, or a modified retrospective basis. We are currently evaluating the impact the adoption of this update will have on our financial position, results of operations, and disclosures.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12 "Financial Services-Insurance (Topic 944) - Targeted Improvements to the Accounting for Long-Duration Contracts". This update is aimed at improving the Codification related to long-duration contracts, which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. These updates were originally required to be applied retrospectively to the earliest period presented in the financial statements for periods beginning after December 15, 2020. The FASB subsequently delayed the effective date of ASU 2018-12 to periods beginning after December 15, 2024 for smaller reporting companies, with early adoption permitted.

In December 2022, the FASB issued amendment ASU 2022-05 "Targeted Improvements for Long-Duration Contracts" collectively, “LDTI” that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early adoption was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with ASU 2018-12 before the delayed effective date. Without the amendments in this ASU, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard.

We adopted this guidance effective January 1, 2025, using the modified retrospective approach with changes applied as of January 1, 2024, also referred to as the transition date. The following tables summarize the impacts of the adoption of LDTI on the liability for future policy benefits, deferred acquisition costs, and stockholders' equity as of the transition date as well as impacted historical condensed consolidated financial statement line items for historical comparison.

We adopted this guidance effective January 1, 2025, using the modified retrospective approach with changes applied as of January 1, 2024, also referred to as the transition date. The following tables summarize the impacts of the adoption of LDTI on the liability for future policy benefits, deferred acquisition costs, and stockholders' equity as of the transition date as well as impacted historical condensed consolidated financial statement line items for historical comparison.

Impact of the Adoption of LDTI as of the Transition Date:

Stockholders' Equity

The following table summarizes the changes in stockholders' equity due to the adoption of LDTI and the resulting adjusted balances at January 1, 2024:

	Number of				Accumulated Other
	Shares of	Common	Additional	Accumulated	Comprehensive	Total Shareholders'
	Common Stock	Stock	Paid-in Capital	Deficit	Loss	Equity
Balance at December 31, 2023	$7,748,922	$774,893	$22,964,490	$(10,491,934)	$(2,916,372)	$10,331,077
Impact of Adoption of ASU 2018-12, net of income taxes	-	-	-	(1,124)	2,114,541	2,113,417
Balance at January 1, 2024	$7,748,922	$774,893	$22,964,490	$(10,493,058)	$(801,831)	$12,444,494

The increase in accumulated other comprehensive income in our recast of 2024 is driven primarily by the difference between the discount rate applied under the historical accounting method, which was based on an expected investment yield from our current investment strategy, and the single-A discount rate that is required as a part of the adoption of LDTI. The net favorable impact to net income and accumulated deficit is primarily due to slower amortization of deferred acquisition costs on single pay products.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

The following table presents the transition impacts as of January 1, 2024, to the Company's accumulated other comprehensive income (loss) and accumulated deficit as a result of the adoption of LDTI by product type, using the modified retrospective transition method:

		Impact to
		Accumulated Other
	Impact to	Comprehensive
	Accumulated Deficit	Income (Loss)
Long-Duration - Fixed Annuity	$-	$-
Long-Duration - Universal Life	-	-
Long-Duration - Individual Life	(1,424)	2,677,633
Long-Duration - Critical Illness	1	(999)
Total Impact of Adoption of ASU 2018-12, before Income Taxes	(1,423)	2,676,634
Less: income taxes	299	(562,093)
Total Impact of Adoption of ASU 2018-12, net of Income Taxes	$(1,124)	$2,114,541

Liability for Future Policy Benefits

The following tables summarize the changes in the liability for future policy benefits by product type due to the adoption of LDTI and the resulting adjusted balance as of January 1, 2024:

	Individual Life	Critical Illness	Total
Balance at December 31, 2023	$1,702,286	$11,632	$1,713,918
Impact to retained earnings (accumulated deficit) from capping of net premium ratio at transition date	-	-	-
Impact of deferred profit liability	1	(1)	-
Beginning balance at original discount rate	1,702,287	11,631	1,713,918
Impact of flooring	18,217	78	18,295
Effect of change in discount rate assumptions	(173,418)	(822)	(174,240)
Balance at January 1, 2024	$1,547,086	$10,887	$1,557,973

Present Value of Expected Future Policy Benefits

	Individual Life	Critical Illness	Total
Balance at December 31, 2023	$35,351,428	$12,501	$35,363,929
Effect of change in discount rate assumptions	(2,878,888)	(1,286)	(2,880,174)
Balance at January 1, 2024	$32,472,540	$11,215	$32,483,755

Net liability for future policy benefits	$30,925,454	$328	$30,925,782
Less: Reinsurance recoverable	69,160	(1,015)	68,145
Net liability for future policy benefits, after reinsurance recoverable	$30,856,294	$1,343	$30,857,637

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

Impact of the Adoption of LDTI on Historical Financial Statements:

The following tables present the effect of the adoption of LDTI on our historical consolidated financial statements:

	December 31, 2024
	Historical Accounting
Balance Sheet	Method	As Adjusted	Effect of Change
Assets
Reinsurance related assets	$522,142	$788,886	$266,744
Deferred acquisition costs, net	3,908,636	4,402,995	494,359
Deferred tax asset, net of valuation allowance	3,747,111	2,862,157	(884,954)
Total	$8,177,889	$8,054,038	$(123,851)

Liabilities
Policyholder benefit reserves	$39,898,138	$36,444,940	$(3,453,198)
Deposit-type contracts	77,940,378	77,940,378	(0)
Total	$117,838,516	$114,385,318	$(3,453,198)

Shareholders' Equity
Accumulated deficit	$(10,020,956)	$(9,952,686)	$68,270
Accumulated other comprehensive (loss) income	(3,090,176)	170,902	3,261,078
Total	$(13,111,132)	$(9,781,784)	$3,329,348

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies (Continued)

	Twelve Months Ended December 31, 2024
	Historical Accounting
	Method	As Adjusted	Effect of Change
Statement of Income
Premium income	$15,338,053	$15,338,053	$-
Policy benefits	6,883,283	6,883,283	-
Increase in policyholder reserves	5,566,210	5,973,329	407,119
Amortization of deferred acquisition costs	1,440,520	945,922	(494,598)
Deferred income tax benefit (expense)	(36,147)	(54,232)	(18,085)
Net income (loss)	470,978	540,372	69,394
Net income per common share, basic and diluted	$0.06	$0.07	$0.01

Statement of Comprehensive Income (Loss)
Net Income	$470,978	$540,372	$69,394
Change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, net of tax	-	1,146,537	1,146,537
Comprehensive income (loss)	$297,174	$1,513,105	$1,215,931

Statement of Shareholders' Equity
Accumulated other comprehensive income (loss) balance at beginning of year	$(2,916,372)	$(801,831)	$2,114,541
Other comprehensive income (loss)	(173,804)	1,146,537	1,320,341

Shareholders' equity balance at beginning of year	$10,630,418	$12,444,494	$1,814,076
Net income (loss)	470,978	540,372	69,394

Statement of Cash Flows
Cash flows from operating activities	$9,175,556	$9,175,556	$-
Net income	470,978	540,372	69,394
Deferred acquisition costs amortized	1,440,520	946,160	(494,360)
Deferred income taxes	141,796	1,287,382	1,145,586
Change in reinsurance related assets	813,151	1,084,905	271,754
Change in policy owner benefit reserves	5,664,953	5,211,077	(453,876)

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of December 31, 2025 and 2024 is as follows:

	December 31 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$810,255	$1,562	$(78,925)	$732,892
Corporate bonds	30,702,897	218,634	(2,622,315)	28,299,216
Municipal bonds	6,341,809	1,735	(536,408)	5,807,136
Redeemable preferred stock	2,142,141	3,788	(147,491)	1,998,438
Term loans	11,187,284	10,032	(191,512)	11,005,804
Mortgage backed and asset backed securities	38,852,468	638,213	(799,463)	38,691,218
Total available for sale	$90,036,854	$873,964	$(4,376,114)	$86,534,704

	December 31, 2024
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$799,543	$-	$(88,166)	$711,377
Corporate bonds	24,370,244	111,868	(2,990,292)	21,491,820
Municipal bonds	5,416,888	-	(675,739)	4,741,149
Redeemable preferred stock	2,562,893	36	(151,695)	2,411,234
Term loans	12,971,452	28,936	(212,084)	12,788,304
Mortgage backed and asset backed securities	37,664,287	715,541	(945,533)	37,434,295
Total available for sale	$83,785,307	$856,381	$(5,063,509)	$79,578,179

The amortized cost and fair value of debt securities as of December 31, 2025 and 2024, by contractual maturity, is as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,074,089	$1,072,360	$2,329,128	$2,329,128
After one year through five years	23,367,252	23,263,307	18,590,198	18,410,081
After five years through ten years	4,878,273	4,797,585	2,032,061	1,967,540
More than 10 years	19,722,631	16,711,796	20,606,740	17,025,901
Redeemable preferred stocks	2,142,141	1,998,438	2,562,893	2,411,234
Mortgage backed and asset backed securities	38,852,468	38,691,218	37,664,287	37,434,295
Total amortized cost and fair value	$90,036,854	$86,534,704	$83,785,307	$79,578,179

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns in 2025 and 2024 were $26,839,076 and $29,657,388, respectively. With the revision of ASC 326, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Years Ended December 31,
	2025	2024
Gross gains	$355,547	$201,481
Gross losses	(1,276,970)	(188,450)
Net security losses	$(921,423)	$13,031

Mortgage loans on real estate	(43,433)	(34,041)
(Increase) Decrease in allowance for credit losses	$(43,433)	$(34,041)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2025
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$280,278	$(78,925)	$280,278	$(78,925)
Corporate bonds	8,857,877	(122,197)	12,403,317	(2,500,118)	21,261,194	(2,622,315)
Municipal bonds	1,163,445	(27,032)	4,293,247	(509,376)	5,456,692	(536,408)
Redeemable preferred stock	-	-	1,521,302	(147,491)	1,521,302	(147,491)
Term loans	897,477	(1,338)	6,843,379	(190,174)	7,740,856	(191,512)
Mortgage backed and asset backed securities	13,117,705	(178,342)	6,120,275	(621,121)	19,237,980	(799,463)
Total fixed maturities	$24,036,504	$(328,909)	$31,461,798	$(4,047,205)	$55,498,302	$(4,376,114)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2024
Available for sale:
Fixed maturities:
US Treasury securities	$444,105	$(7,244)	$267,272	$(80,922)	$711,377	$(88,166)
Corporate bonds	1,959,130	(52,671)	12,336,095	(2,937,621)	14,295,225	(2,990,292)
Municipal bonds	1,190,019	(56,801)	3,551,130	(618,938)	4,741,149	(675,739)
Redeemable preferred stock	-	-	2,337,770	(151,695)	2,337,770	(151,695)
Term loans	-	-	2,609,831	(212,084)	2,609,831	(212,084)
Mortgage backed and asset backed securities	10,201,273	(241,577)	4,708,468	(703,956)	14,909,741	(945,533)
Total fixed maturities	$13,794,527	$(358,293)	$25,810,566	$(4,705,216)	$39,605,093	$(5,063,509)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of December 31, 2025 was 195, which represented an unrealized loss of $4,376,114 of the aggregate carrying value of those securities. The 195 securities include 34 in the less than 12 months category and 161 in the greater than 12 months category. The 195 securities breakdown as follows: 111 bonds, 68 mortgage and asset backed securities, 9 term loans, and 7 redeemable preferred stock.  Management does not intend to sell these securities and it is likely that management will not be required to sell before their anticipated recovery.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of December 31, 2025 and December 31, 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Commercial mortgage loans by property type
Mixed use	$4,352,463	$2,159,630
Lodging	2,819,346	2,486,961
Multi-property	866,514	2,188,704
Multi-family	2,678,271	3,202,740
Single-family	61,000	-
Industrial	800,000	1,800,000
Retail/Office	12,166,561	13,410,399
Total commercial mortgages	$23,744,155	$25,248,434
Allowance for credit losses	(99,118)	(55,685)
Carrying value	$23,645,037	$25,192,749

The Company’s mortgage loans by loan-to-value ratio as of December 31, 2025 and December 31, 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Loan to value ratio
Over 80%	$265,283	$-
Over 70 to 80%	892,800	892,800
Over 60 to 70%	8,868,648	6,399,210
Over 50 to 60%	5,700,000	10,215,293
Over 40 to 50%	4,312,074	1,820,562
Over 30 to 40%	1,705,350	3,231,865
Over 20 to 30%	1,500,000	2,188,704
Over 10 to 20%	500,000	500,000
Total	$23,744,155	$25,248,434

Allowance for credit losses	(99,118)	(55,685)
Carrying value	$23,645,037	$25,192,749

The Company’s mortgage loans by maturity date as of December 31, 2025 and December 31, 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Maturity Date	(unaudited)
One year or less	$8,728,034	$6,566,055
After one year through five years	15,016,121	18,682,379
Total	$23,744,155	$25,248,434

Allowance for credit losses	(99,118)	(55,685)
Carrying value	$23,645,037	$25,192,749

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

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

The Company recorded realized losses by writing down two mortgage loans during the year ending December 31, 2025. The first mortgage loan has a principal amount of $265,283 that is secured by real estate. The loan originated on March 28, 2022 and has an original maturity date of April 10, 2024.  We no longer accrue interest on this asset.  It previously carried an interest rate of 6.95%.  As of the reporting date, the borrower is 630 days past due on payments. Specifically, the borrower has missed payments for the following periods:

- Payment due on April 10, 2024 - $755,663 Principal Amount

As of the reporting date, the loan has past due payments totaling $755,663, which includes both principal and accrued interest. In accordance with FASB ASC 326, the Company has evaluated the loan for expected credit losses by considering the borrower’s historical payment behavior, current financial condition, and the fair value of the collateral securing the loan.  Based on this assessment, the loan is determined to be collateral-dependent, as repayment is expected to be provided primarily through the operation or sale of the underlying collateral. The fair value of the collateral, net of estimated selling costs where applicable, is $490,380 less than the loan’s amortized cost basis. The Company established an initial allowance for this loan in March of 2025 and increased it in November of 2025. An increase in allowance for credit losses in the amount of $490,380 was recorded and was subsequently recorded as a charge-off.

The second mortgage loan has a principal amount of $550,514 that is secured by real estate. This asset represents a pool of individual loans. The loan was originated on October 22, 2020 and has various maturity dates and interest rates.  We no longer accrue interest on this asset.  As of the reporting date, there are 13 loans. Five out of the 13 loans are delinquent with a total outstanding loan amount of $169,125, and 6 real estate owned properties with an outstanding loan amount of $381,963. Specifically, the borrower has missed payments totaling $551,088. No interest is being accrued on these loans.

The Company has evaluated the loan for expected credit losses in accordance with FASB ASC 326. This evaluation considered the borrower’s historical payment performance, current financial condition, and the value of the collateral securing the loan. As part of this assessment, the Company determined that the loan is collateral-dependent, as repayment is expected to be provided primarily through the operation or sale of the underlying collateral. The fair value of the collateral, net of estimated costs to sell when applicable, is $193,473 less than the amortized cost basis of the loan. As a result, an allowance for credit losses of $193,473 was established in December of 2025 and was subsequently recorded as a charge-off.

Additionally, the Company had one mortgage loan participation with a specific allowance for credit losses of $250,000 as of March 31, 2025. This allowance was reversed based upon an updated third-party appraisal of the property, which showed the collateral value exceeded the amortized cost basis of the loan. The mortgage loan has a principal amount of $1,000,000 that is secured by real estate. The loan was originated on November 4, 2022 and had an original maturity date of December 1, 2025.  The loan has been extended an additional three months. It previously carried an interest rate of 8%.  Payments due in the second quarter have been modified to a reduced interest rate of 5% with the lost interest capitalized into the principal of the loan. It is uncertain if the borrower will be able to continue to make payments.

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

For mortgage loans on which collection of interest income is uncertain, we discontinue the accrual of interest and recognize it in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan.

The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the years ended December 31, 2025 and 2024.

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

The following table presents a roll-forward of our general and specific valuation allowances for our commercial mortgage loan portfolio:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Specific Allowance	General Allowance	Specific Allowance	General Allowance

Beginning allowance balance	$-	$55,685	$-	$21,644
Change in provision for credit losses	683,853	43,433	-	34,041
Charge-offs	(683,853)	-	-	-
Ending Allowance	$-	$99,118	$-	$55,685

The following table presents a breakdown of our mortgage loans by aging category:

	As of December 31, 2025
	Outstanding Balance	Allowance for Credit Losses	Net Carrying Amount
Aging Category
Not past due (Current)	$22,928,358	$(99,078)	$22,829,280
1-30 days past due	-	-	-
31-60 days past due	-	-	-
61-90 day past due	-	-	-
Over 90 days past due	815,797	(40)	815,757
Mortgage loan carrying value	$23,744,155	$(99,118)	$23,645,037

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of available for sale fixed maturities in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized losses equal to the difference between the fair value on the impairment date and the amortized cost basis of the fixed maturity before recognizing the impairment.

For fixed maturity securities where a credit loss has been identified and no intent-to-sell impairment has been recorded, the Company will record an allowance for credit loss ("ACL") for the portion of the unrealized loss related to a credit loss.  Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount is recorded in other comprehensive income.  The ACL is the excess of the amortized cost over the greater of the Company's best estimate present value of the expected future cash flows or the security's fair value.  Cash flows are discounted at the effective yield that is used to record interest income.  The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with the changes in the fair value of the fixed maturity if the fair is greater than the Company's best estimate of the present value of expected future cash flows.  The initial ACL and any subsequent changes are recorded in net realized gains and losses.  The ACL is written off against amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible.

Developing the Company's best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions regarding the future performance.  The Company's considerations include a) changes in the financial condition of the issuer and/or the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security, and (e) the extent to which the fair value has been less than the amortized cost of the security.  For non-structured securities, assumptions included, but are not limited to, economic and industry specific trends and fundamentals, instrument specific developments including changes in credit ratings, industry earnings multiples, and the issuer's ability to restructure, access capital markets, and execute asset sales.

The following table presents a roll-forward of allowances for our fixed maturity securities:

	Years Ended December 31,
	2025	2024

Beginning allowance balance	$-	$-
Change in provision for credit losses	381,393	-
Charge-offs	(381,393)	-
Ending Allowance	$-	$-

Investment Income, Net of Expenses

The components of net investment income for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Fixed maturities	$5,460,250	$5,985,869
Mortgages	2,067,165	1,680,515
Equity securities	257,693	313,416
Other invested assets	128,994	197,760
Cash and cash equivalents	284,938	322,841
	8,199,040	8,500,401
Less investment expenses	(890,572)	(902,639)
	$7,308,468	$7,597,762

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 2.	Investments (continued)

Net Investment Gains (losses)

Net investment gains (losses) for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Recognized gains on sale of investments	$143,823	$13,031
Realized loss on charge offs of investments	(1,065,246)	-
Change in allowance for credit loss recognized in earnings	(43,433)	(34,041)
Unrealized net gains recognized in earnings	742,754	8,414
Embedded derivative	(269,374)	296,019
Net investment (losses) gains	$(491,476)	$283,423

Note 3.	Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge recorded through the change in value of embedded derivative on the statement of cash flows.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	December 31, 2025		December 31, 2024
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$77,197	$-	$713,114	$-	Reinsurance related assets

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 3.	Derivative Instruments (continued)

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss):

	Year Ending	Year Ending	Balance
	December 31, 2025	December 31, 2024	Reported In
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(269,374)	$296,019	Net investment (losses) gains

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge which are based on the quoted market prices of the underlying derivate instruments.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the years ended December 31, 2025 and December 31, 2024.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$732,892	$732,892	$-	$-
Corporate bonds	28,299,216	-	28,143,616	155,600
Municipal bonds	5,807,136	-	5,807,136	-
Redeemable preferred stock	1,998,438	-	1,998,438	-
Term loans	11,005,804	-	-	11,005,804
Mortgage backed and asset backed securities	38,691,218	-	38,357,468	333,750
Total fixed maturities	86,534,704	732,892	74,306,658	11,495,154
Equities:
Common stock	2,097,203	1,968,303	128,900	-
Preferred stock	1,445,209	-	1,445,209	-
Total equities	3,542,412	1,968,303	1,574,109	-
Other invested assets	1,018,640	-	-	1,018,640
Reinsurance contract allocated hedge	77,197	-	-	77,197
Limited partnership interests	1,293,005	-	-	1,293,005
Total	$92,465,958	$2,701,195	$75,880,767	$13,883,996

	December 31, 2024
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$711,377	$711,377	$-	$-
Corporate bonds	21,491,820	-	21,322,220	169,600
Municipal bonds	4,741,149	-	4,741,149	-
Redeemable preferred stock	2,411,234	-	2,411,234	-
Term loans	12,788,304	-	-	12,788,304
Mortgage backed and asset backed securities	37,434,295	-	37,090,545	343,750
Total fixed maturities	79,578,179	711,377	65,565,148	13,301,654
Equities:
Common stock	2,395,195	2,271,495	123,700	-
Preferred stock	1,480,890	-	1,480,890	-
Total equities	3,876,085	2,271,495	1,604,590	-
Other invested assets	1,109,606	-	-	1,109,606
Reinsurance contract allocated hedge	713,114	-	-	713,114
Limited partnership interests	428,170	-	-	428,170
Total	$85,705,154	$2,982,872	$67,169,738	$15,552,544

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other	Limited
For the year ended December 31, 2025	Corporate	Backed	Term	Invested	Partnership
	Bonds	Securities	Loans	Assets	Interests
Fair value, beginning of period	$169,600	$343,750	$12,788,304	$1,109,606	$428,170
Principal payment	(14,000)	-	(4,919,378)	-	(20,408)
Acquisition	-	-	2,730,950	106,447	653,814
Investment related gains (losses), net	-	(10,000)	405,928	(197,413)	231,429
Fair value, end of period	$155,600	$333,750	$11,005,804	$1,018,640	$1,293,005

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

The estimated fair values of the Company’s financial assets and liabilities, measured on a non-recurring basis, as of December 31, 2025 and 2024 are as follows:

	December 31, 2025

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$18,036,904	$18,036,904	$18,036,904	$-	$-
Mortgage loans on real estate	23,645,037	25,123,294	-	-	25,123,294
Investment income due and accrued	860,697	860,697	-	-	860,697
Policy loans	41,314	41,314	-	-	41,314
Total Financial Assets (excluding available for sale investments)	$42,583,952	$44,062,209	$18,036,904	$-	$26,025,305

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	87,824,261	76,539,273	-	-	76,539,273
Total Financial Liabilities	$89,074,261	$77,789,273	$-	$-	$77,789,273

	December 31, 2024

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$6,903,783	$6,903,783	$6,903,783	$-	$-
Mortgage loans on real estate	25,192,749	25,192,749	-	-	25,192,749
Investment income due and accrued	954,324	954,324	-	-	954,324
Policy loans	31,745	31,745	-	-	31,745
Total Financial Assets (excluding available for sale investments)	$33,082,601	$33,082,601	$6,903,783	$-	$26,178,818

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	77,940,378	64,945,983	-	-	64,945,983
Total Financial Liabilities	$79,190,378	$66,195,983	$-	$-	$66,195,983

During the years ended December 31, 2025 and 2024, there were no transfers in or out of level 3.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Liability for Future Policyholder Benefits

The liability for future policy benefits is determined as the present value of expected future policy benefits to be paid to or on the behalf of policyholders and certain related expenses less the present value of expected future net premiums receivable under the Company's insurance contracts. Future net premiums receivable are future gross premiums receivable under the contract multiplied by the NPR.

The calculation of the liability for future policy benefits involves numerous assumptions including assumptions related to discount rate, lapses, mortality, and morbidity. The discount rate assumptions were initially set based on the expected investment yield of the assets supporting the reserves at the transition date of LDTI which was January 1, 2024, for policies originally issued on or before the transition date. The discount rate assumptions for new cohorts established after the transition date, are initially set based on the policy issuance date or policy renewal date, and are based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities.

The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion which is reported as a component of policy benefits on the statements of comprehensive income. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate, with the corresponding change reflected as the change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, on the statement of changes in other comprehensive income (loss). Policyholder lapse and mortality assumptions reflect the probability that an insureds’ coverage is discontinued due to lapsation or death of the insured. For our life insurance products, mortality assumptions also reflect the probability that a benefit payment occurs. Policyholder lapse and mortality assumptions are based on actual experience or industry standards, adjusted as appropriate. Claim incidence and claim resolution rate assumptions related to morbidity and mortality are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations.

Cash flow assumptions are reviewed and updated, as needed, at least annually. Assumptions may be updated more frequently if necessary based on trending experience and future expectations. On a quarterly basis, cohort level cash flow measures are updated based on the emergence of actual experience. The updated cash flows are used to determine the updated net premiums and the net premium ratio, which is the present value of benefits and related expenses divided by the present value of gross premiums. The updated net premium ratio is used to calculate the updated liability for future policy benefits as of the beginning of the year, at the original discount rate. The change in the liability for future policy benefits related to changes in the discount rate is reported in other comprehensive income. The impact of all other changes in the liability for future policy benefits are reflected as increases in policyholder benefit reserves in the consolidated statements of income.

For most products, a net premium methodology is applied to each cohort to estimate the liability for claims not yet incurred in which discounted gross benefits are compared to discounted gross premiums. In this methodology, actual experience to date is combined with projected future cash flows to determine a net premium ratio for each cohort. The future cash flows include the costs of future expected claims as well as future cash flows on claims that have already been incurred. The net premium ratio is then used to estimate the liability for future policy benefits. The liability for future policy benefits represents the present value of future claims and associated expenses less the present value of future net premiums, which is derived by multiplying the present value of future gross premium by the net premium ratio.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Liability for Future Policyholder Benefits (continued)

The following tables present the changes in the present value of expected future net premiums and the present value of expected future policy benefits by product type as of and for the years ended December 31, 2025 and 2024. The present value of expected future net premiums and the present value of expected future policy benefits are presented gross of ceded reinsurance.

Present Value of Expected Future Net Premiums
	As of December 31, 2025
	Individual Life	Critical Illness	Total
Balance, beginning of year	$399,564	$10,179	$409,743
Beginning balance at original discount rate	649,287	11,560	660,847
Effect of changes in cash flow assumptions	(1,239,943)	-	(1,239,943)
Effect of actual variances from expected experience	(10,249)	8,992	(1,257)
Adjusted beginning of year balance	(600,905)	20,552	(580,353)

New issues	9,148,351	156	9,148,507
Interest accrual	339,056	838	339,894
Net premiums collected	(9,155,192)	(1,728)	(9,156,920)
Derecognition (lapses)	-	-	-
Ending balance at original discount rate	(268,690)	19,818	(248,872)
Effect of changes in discount rate assumptions	(131,654)	(1,794)	(133,448)
Balance, end of year	$(400,344)	$18,024	$(382,320)

Present Value of Expected Future Policy Benefits
	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$36,222,623	$10,698	$36,233,321
Beginning balance at original discount rate	40,651,821	12,947	(5,682,746)
Effect of changes in cash flow assumptions	21,011	-	(127,270)
Effect of actual variances from expected experience	(106,799)	9,457	(97,342)
Adjusted beginning of year balance	40,566,033	22,404	40,588,437

New issues	9,735,500	156	9,735,656
Death benefits	(5,672,746)	(10,000)	(5,682,746)
Surrender/maturity	(127,270)	-	(127,270)
Other benefits	-	(527)	(527)
Dividends	(2)	-	(2)
Return of premium	-	-	-
Expense included in Reserve	(64,683)	(37)	(64,720)
Interest accrued	1,932,984	586	1,933,570
Ending balance at original discount rate	46,369,816	12,582	46,382,398
Effect of changes in discount rate assumptions	(3,617,243)	(1,952)	(3,619,195)
Balance, end of year	$42,752,573	$10,630	$42,763,203

Net liability for future policy benefits	$43,152,917	$(7,394)	$43,145,523
Flooring of liability at zero at cohort level	-	7,570	7,570
Net liability for future policy benefits, post-flooring	43,152,917	176	43,153,093
Less: Reinsurance recoverable (payable)	421,244	(9,962)	411,282
Net liability for future policy benefits, after reinsurance recoverable	$42,731,673	$10,138	$42,741,811

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Liability for Future Policyholder Benefits (continued)

Present Value of Expected Future Net Premiums	As of December 31, 2024
	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$1,459,013	$10,810	$1,469,822
Beginning balance at original discount rate	1,632,430	11,632	1,644,062
Effect of changes in cash flow assumptions	(1,368,429)	-	(1,368,429)
Effect of actual variances from expected experience	(319,354)	365	(318,989)
Adjusted beginning of year balance	(55,352)	11,997	(43,355)

New issues	8,109,289	59	8,109,348
Interest accrual	158,925	484	159,409
Net premiums collected	(7,562,606)	(981)	(7,563,587)
Derecognition (lapses)	-	-	-
Ending balance at original discount rate	650,256	11,560	681,815
Effect of changes in discount rate assumptions	(249,713)	(1,381)	(251,094)
Balance, end of year	$400,542	$10,179	$410,721

Present Value of Expected Future Policy Benefits
	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$32,472,542	$11,215	$32,483,757
Beginning balance at original discount rate	35,351,429	12,500	35,363,929
Effect of changes in cash flow assumptions	2,370	-	2,370
Effect of actual variances from expected experience	(711,655)	369	(711,286)
Adjusted beginning of year balance	34,642,143	12,870	34,655,013

New issues	8,483,515	59	8,483,573
Death benefits	(3,677,131)	-	(3,677,131)
Surrender/maturity	(144,829)	-	(144,829)
Other benefits	-	(479)	(479)
Dividends	(8)	-	(8)
Return of premium	-	-	-
Expense included in Reserve	(53,142)	(34)	(53,176)
Interest accrued	1,398,083	532	1398615
Ending balance at original discount rate	40,648,631	12,947	40,661578
Effect of changes in discount rate assumptions	(4,429,098)	(2,249)	(4,431,347)

Balance, end of year	$36,219,533	$10,698	$36,230,231

Net liability for future policy benefits, pre-flooring	$35,818,991	$519	$35,819,510
Flooring of liability at zero at cohort level	6,402	-	6,402
Net liability for future policy benefits, post-flooring	35,825,393	519	35,825,912
Less: Reinsurance recoverable (payable)	374,700	(6,630)	368,071
Net liability for future policy benefits, after reinsurance recoverable	$35,450,693	7,148	$35,457,841

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 5.	Liability for Future Policyholder Benefits (continued)

The following table provides a reconciliation of future policyholder benefits reported in the table above to total future policyholder benefits:

	December 31, 2025	December 31, 2024
Liability for future policyholder benefits	$43,153,093	$35,825,912
In course of settlements	764,862	104,533
Incurred but not reported	372,089	239,954
Other	269,409	274,541
Total liability for future policyholder benefits	$44,559,453	$36,444,940

The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for the products reported in the table above:

	December 31, 2025 (undiscounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$15,692,183	$412,176
Expected future benefits and expenses	$80,814,045	$27,063

	December 31, 2025 (discounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$11,460,334	$225,911
Expected future benefits and expenses	$42,752,896	$11,019

	December 31, 2024 (undiscounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$15,641,809	$442,793
Expected future benefits and expenses	$70,521,251	$27,208

	December 31, 2024 (discounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$11,290,012	$234,606
Expected future benefits and expenses	$36,219,532	$10,697

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 6.	Deposit-type Contracts

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. Crediting rates fall in a range of 2% to 6%. The following table provides information about deferred annuity deposit-type contracts for the years ended December 31, 2025 and 2024.

	Year ended	Year end
	December 31,	December 31,
	2025	2024
Balance at beginning of period	$77,804,068	$77,928,817
Deposits received	23,166,671	5,956,592
Interest credited	2,103,447	1,907,674
Withdrawals	(15,365,815)	(7,989,015)
Balance at end of period	$87,708,371	$77,804,068

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the years ended December 31, 2025 and 2024.

	Year ended	Year end
	December 31,	December 31,
	2025	2024
Balance at beginning of period	$136,310	$135,071
Deposits received	3,011	27,434
Interest credited	2,559	3,052
Withdrawals	(25,990)	(29,247)
Balance at end of period	$115,890	$136,310

Note 7.	Deferred Acquisition Costs

The following tables display the changes in DAC throughout the year by product type:

	Fixed	Individual
	Annuity	Life	Critical Illness	Total
Balance at December 31, 2024	$3,052,792	$1,350,187	$17	$4,402,996
Capitalization	383,869	701,209	-	1,085,078
Amortization expense	(436,183)	(226,302)	(17)	(662,502)
Experience Adjustments	(85,945)	-	-	(85,945)
Balance at December 31, 2025	$2,914,533	$1,825,094	$-	$4,739,627

	Fixed	Individual
	Annuity	Life	Critical Illness	Total
Balance at December 31, 2023	$3,744,583	$1,006,914	$-	$4,751,497
Capitalization	-	597,784	142	597,659
Amortization expense	(457,841)	(250,105)	(125)	(707,804)
Experience Adjustments	(233,951)	(4,404)	-	(238,355)
Balance at December 31, 2024	$3,052,792	$1,350,187	$17	$4,402,996

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 8.	Income Tax Provision

The Company files a consolidated life insurance federal income tax return. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2025 and 2024, respectively, is summarized as follows:

	2025		2024
Income before total federal income tax	(1,105,535)		620,250
Tax rate		21%		21%
Expected income tax expense (benefit)	(232,162)		129,966
Effect of tax-exempt income	(12,870)	1.2%	(15,703	) (2.5%)
Nondeductible expenses	2,488	(0.2%)	3,870	0.6%
State income tax, net	8,795	(0.8%)	621	0.1%
Return-to-Provision adjustments	(71,643)	6.5%	(6,460	) 1.0%
Change in valuation allowance	(13,301)	1.2%	(32,417	) (5.2%)
Total	(318,693)	28.8%	79,878	12.9%

For the year ended December 31, 2025, the Company recognized total tax benefit of $318,693. This expense is comprised of current tax expense of $92,832 and a deferred tax benefit of $411,525. For the year ended December 31, 2024, the Company recognized a total tax expense of $79,878.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2025 and 2024 are summarized as follows:

Deferred Tax Assets	2025	2024
Net operating and capital loss carryforwards	1,851,118	2,002,668
Unamortized start-up costs	42,201	63,302
Policyowner benefit reserves	832,229	1,422,794
Unrealized Losses	603,201	753,506
Tax DAC	1,456,387	1,013,358
Deferred tax asset valuation allowance	(295,966)	(309,267)
	4,489,170	4,946,361
Deferred Tax Liabilities
GAAP DAC	995,322	924,629
Fixed assets	74,506	84,775
8 Year Spread	(0)	38,905
Value of business acquired	470,638	490,046
Other GAAP to Tax Differences	(51,638)	545,849
	1,488,543	2,084,204

Net Deferred Tax	3,000,912	2,862,157

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 8.	Income Tax Provision (continued)

The Company evaluated the realizability of its deferred tax assets by considering both positive and negative evidence in accordance with ASC 740. The positive evidence included projections of future taxable income, the expected reversal of taxable temporary differences, and the availability of feasible tax‑planning strategies. The negative evidence considered included cumulative historical losses in certain jurisdictions and other factors that reduce the likelihood of generating sufficient taxable income prior to the expiration of certain attributes. Based on the weight of all available evidence, management concluded that a partial valuation allowance remained appropriate as of the reporting date.

The Company has federal net operating loss ("NOL") and capital loss carryforwards of $6,489,189 and $7,128,060 as of December 31, 2025 and 2024, respectively. The federal NOLs generated in the years ended December 31, 2010 through 2018 will begin to expire in 2028 for federal income tax purposes. NOLs originating before January 1, 2018 are eligible to offset taxable income, if not otherwise limited under Internal Revenue Code ("IRC") section 382 limitations. NOLs generated after December 31, 2017, have an indefinite carryforward period and are subject to 80% deduction limitations based upon pre-NOL taxable income. The Company had no known uncertain tax benefits included in its provision for income taxes as of December 31, 2025 and 2024.

Note 9.	Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of years ended December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024 is listed in the following table.

	December 31, 2025	December 31, 2024
Balance Sheet
Benefits and claim reserves ceded	$411,282	$90,350
Amounts due (to) from ceding company	457,535	(5,898)
Benefits and claim reserves assumed	47,568,543	47,689,189

	Years ended
Statements of Comprehensive Loss	December 31, 2025	December 31, 2024

Ceded premium	$1,595,872	$1,546,612
Assumed premium	5,193,631	4,956,205
Allowances on ceded premium	24,713	122,809
Allowances paid on assumed premium	541,450	595,156
Assumed benefits and policyholder reserve increases	5,756,946	5,516,908

The company currently reinsures business in excess of its retention with General Re Life Corporation, Reliance Standard Life Insurance Company, Unified Life Insurance Company, Hartford Life and Accident Company, and Optimum Re Insurance Company. The Company also currently assumes business under agreements with Unified Life Insurance Company and American Life and Security Corporation.  Management regularly monitors the performance of its reinsurers.  The Company cedes business to highly rated reinsurers (General Re A++, Harford Life A+, Optimum Re A).

Note 10.	Related Party Transactions

Brier Development Company, Inc. is owned solely by Jack Brier, President and CEO of the Company. Brier Development Company, Inc. owns 20,000 shares of stock in USAC which are in escrow until 3 years after the termination of the public offering. The Company makes reimbursements to Brier Development Company, Inc. on behalf of Jack H. Brier for single coverage for long-term care, Medicare coverage, and an allowance for vehicle expenses.  Reimbursements for these items were $26,773 for years ended December 31, 2025 and 2024, respectively.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 11.	Federal Home Loan Bank Advances

One of the Company’s subsidiaries, USALSC, is a member of the Federal Home Loan Bank of Topeka (FHLB), which provides access to collateralized borrowings.  Any borrowings from FHLB requires the purchase of FHLB common stock in an amount equal to 4.5% of the borrowing.  On October 31, 2019, USALSC received an advance of $ 1,000,000 based on USALSC purchasing $ 45,000 of FHLB common stock.   This regular fixed convertible advance has a 10 year term with an FHLB option to convert to an adjustable rate on the 5th anniversary. The interest rate at issue was 1.66%. FHLB converted this note in October 2024 and the Company repaid the advance. The Company took a two year advance in October 2024 for $1,250,000. The interest rate at issue was 4.32%. As of December 31, 2025 and 2024, the Company had outstanding advances of $1,250,000.

As of December 31, 2025, USALSC had pledged $3,370,537 of mortgage backed securities and US treasuries to FHLB in support of its outstanding advance.

Note 12.	Restricted Funds

As required by North Dakota law, US Alliance Life and Security Company maintains a trust account at the Bank of North Dakota which is jointly owned by the North Dakota Insurance Department. These assets were held in bonds and other invested assets with a statement value of $1,500,000 as of December 31, 2025 and 2024. Additionally, the USALSC has special deposits with the States of Missouri, New Mexico, and Nevada. US Alliance Life and Security Company – Montana has $825,000 of funds on deposit jointly owned by the Montana Department of Insurance at Capitol Federal Savings Bank.

Note 13.	Operating Segments

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

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 14.	Statutory Net Income and Surplus

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

The following table summarizes the statutory net income (loss) and statutory capital and surplus of US Alliance Life and Security Company and US Alliance Life and Security Company - Montana for the years ended December 31, 2025 and 2024.

	Statutory Capital and Surplus as of
	December 31,	December 31,
	2025	2024

US Alliance Life and Security Company	$7,381,689	$8,429,028
US Alliance Life and Security Company - Montana	2,138,961	1,915,305

	Statutory Net Income for the years ended December 31,
	2025	2024

US Alliance Life and Security Company	$(971,348)	$756,216
US Alliance Life and Security Company - Montana	(60,018)	41,121

Both entities are in compliance with regulatory capital requirements and are not subject to any regulatory action-level matters. The payment of dividends to US Alliance Corporation by US Alliance Life and Security Company is subject to limitations imposed by applicable insurance laws. For example, “extraordinary” dividends may not be paid without permission of the North Dakota Insurance Department. An “extraordinary” dividend is defined, in general, as any dividend or distribution of cash or other property whose fair market value, compared with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of the policyholders’ surplus (total statutory capital stock and surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations excluding realized gains on investments) of the insurer for the 12 month period ending December 31 of the preceding year.

The payment of dividends to US Alliance Life and Security Company by US Alliance Life and Security Company – Montana is subject to similar limitations.  No dividends were paid in 2025 or 2024.

Note 15.	Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of December 31, 2025, the Company had funded $1,023,232 of this commitment. The commitment expires at the end of 2026.

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 16.	Restricted Stock Awards

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

A summary of the Company’s non-vested restricted stock awards as of December 31, 2025 and changes for the year then ended is presented below:

		Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value

Non-vested restricted stock awards, Dec. 31, 2024	200,000	$1.00
Awarded	-	-
Vested	(40,000)	1.00
Forfeited	-	-
Non-vested restricted stock awards, Dec. 31, 2025	160,000	$1.00

During the year ended December 31, 2024, the Board granted RSAs under the 2024 Plan of 250,000 shares of common stock to the Company directors. The RSA shares to the Company’s Board of Directors vest equally over each of the following 5 fiscal years through December 31, 2029. Subsequent to the RSA awards, Director Schmidt resigned from the board and forfeited her 50,000 shares.

RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized on a straight-line basis on a straight-line basis over the vesting period with a corresponding offset credited to additional paid-in-capital. For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $39,545 and $2,167.

As of December 31, 2025, there was $158,288 of unrecognized stock-based compensation expense related to the RSA shares to be recognized over the remaining period of 4 years, as follows:

For the fiscal year ended December 31,
2026	$39,545
2027	$39,545
2028	$39,653
2029	$39,545
Total	158,288

US Alliance Corporation

Notes to Consolidated Financial Statements

Note 17.	Accumulated Other Comprehensive Income (Loss)

A summary of the Company's accumulated other comprehensive income (loss) is presented in the table below:

			Total
	Available		Accumulated
	Available	LFPB	Other
	for Sale	Discount	Comprehensive
	Securities	Rate Changes	Income (Loss)
Balance, December 31, 2023	$(2,916,372)	$-	$(2,916,372)
Impact of adoption of long duration targeted improvements, net of tax	-	2,114,541	2,114,541
Balance, January 1, 2024	$(2,916,372)	$2,114,541	$(801,831)
Current period other comprehensive income, net of tax	(213,036)	1,146,537	933,501
Reclassifications, net of tax	39,232	-	39,232
Balance, December 31, 2024	(3,090,176)	3,261,078	170,902
Current period other comprehensive income, net of tax	385,952	(538,633)	(152,681)
Reclassifications, net of tax	(62,433)	-	(62,433)
Balance, December 31, 2025	$(2,766,657)	$2,722,445	$(44,212)

Note 18.	Subsequent Events

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