Form 10-Q
period 2026-03-31
US Alliance Corp
filed 2026-05-15
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

Common stock, $0.10 par value

7,788,922 shares outstanding

as of May 1, 2026

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

US Alliance Corporation
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $92,469,798 and $90,036,854, net of allowances for credit losses of $0, as of March 31, 2026 and December 31, 2025)	$88,263,413	$86,534,704
Equity securities, at fair value	8,235,955	3,542,412
Limited partnership interests	1,711,176	1,293,005
Mortgage loans on real estate (net of allowance for credit losses of $187,619 and $99,118 as of March 31, 2026 and December 31, 2025)	26,173,041	23,645,037
Other invested assets	1,012,127	1,018,640
Policy loans	42,081	41,314
Real estate, net of depreciation	1,601,968	1,597,979
Total investments	127,039,761	117,673,091

Cash and cash equivalents	9,513,983	18,036,904
Investment income due and accrued	999,436	860,697
Reinsurance related assets	1,161,828	1,177,656
Deferred acquisition costs, net	4,732,821	4,739,627
Value of business acquired, net	2,218,028	2,241,133
Property, equipment and software, net	121,670	119,068
Goodwill	277,542	277,542
Federal and state income tax receivable	35,372	35,372
Deferred tax asset, net of valuation allowance	3,139,030	3,000,912
Other assets	621,619	518,100
Total assets	$149,861,090	$148,680,102

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$88,062,296	$87,824,261
Policyholder benefit reserves	45,435,165	44,559,453
Dividend accumulation	102,865	102,050
Advance premiums	236,166	271,976
Total policy liabilities	133,836,492	132,757,740

Accounts payable and accrued expenses	1,367,530	1,575,654
Federal Home Loan Bank advance	1,250,000	1,250,000
Other liabilities	988,471	99,354
Total liabilities	137,442,493	135,682,748

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,788,922 and 7,788,922 shares as of March 31, 2026 and December 31, 2025, respectively	778,893	778,893
Additional paid-in capital	23,012,087	23,002,201
Accumulated deficit	(11,070,961)	(10,739,528)
Accumulated other comprehensive loss	(301,422)	(44,212)
Total shareholders' equity	12,418,597	12,997,354

Total liabilities and shareholders' equity	$149,861,090	$148,680,102

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Income:
Premium income	$3,904,202	$4,419,593
Net investment income	2,031,221	1,724,728
Net investment losses	(111,807)	(1,049,673)
Other income	70,780	87,364
Total income	5,894,396	5,182,012

Expenses:
Death claims	1,410,201	1,442,245
Policyholder benefits	1,148,181	2,092,539
Increase in policyholder reserves	2,069,702	1,673,870
Commissions, net of deferrals	100,223	248,490
Amortization of deferred acquisition costs	214,934	167,924
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	441,405	381,238
Other operating expenses	912,616	716,360
Total expenses	6,320,367	6,745,771

Net loss before tax	$(425,971)	$(1,563,759)

Current federal income tax benefit	-	-
Deferred federal income tax benefit	94,538	216,319
Total federal income tax benefit	94,538	216,319

Net loss	$(331,433)	$(1,347,440)

Net loss per common share, basic and diluted	$(0.04)	$(0.17)

Unrealized net holding (losses) gains arising during the period, net of tax	(534,642)	519,298
Effects of discount rate changes, net of tax	249,728	(236,308)
Reclassification adjustment for losses included in net loss	27,704	56,035

Other comprehensive (loss) income	(257,210)	339,025

Comprehensive loss	$(588,643)	$(1,008,415)

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2026 and 2025 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2024	7,748,922	$774,893	$22,966,657	$170,902	$(9,952,686)	$13,959,766
Other comprehensive income	-	-	-	339,025	-	339,025
Stock based compensation on restricted stock awards	-	-	9,886	-	-	9,886
Net loss	-	-	-	-	(1,347,440)	(1,347,440)
Balance, March 31, 2025	7,748,922	774,893	22,976,543	509,927	(11,300,126)	12,961,237

Balance, December 31, 2025	7,788,922	$778,893	$23,002,201	$(44,212)	$(10,739,528)	$12,997,354
Other comprehensive loss	-	-	-	(257,210)	-	(257,210)
Stock based compensation on restricted stock awards	-	-	9,886	-	-	9,886
Net loss	-	-	-	-	(331,433)	(331,433)
Balance, March 31, 2026	7,788,922	$778,893	$23,012,087	$(301,422)	$(11,070,961)	$12,418,597

See Notes to Consolidated Financial Statements.

US Alliance Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Cash flows from operating activities:
Net loss	$(331,433)	$(1,347,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,850	20,349
Net losses realized on the sale of securities and net credit losses recognized in operations	107,043	909,121
Unrealized losses on equity securities	45,610	21,790
Change in fair value of embedded derivative	(40,846)	118,762
(Accretion) amortization of investment securities, net	(24,621)	(102,099)
Deferred acquisition costs capitalized	(208,127)	(355,696)
Deferred acquisition costs amortized	214,933	167,924
Value of business acquired amortized	23,105	23,105
Interest credited on deposit type contracts	536,786	519,097
(Increase) decrease in operating assets:
Investment income due and accrued	(138,739)	(64,258)
Reinsurance related assets	56,674	(419,501)
Deferred tax assets, net of valuation allowance	(138,118)	(333,255)
Other assets	(103,519)	6,561
Increase (decrease) in operating liabilities:
Policyholder benefit reserves	1,468,963	1,744,897
Dividend accumulation	815	(1,240)
Advance premiums	(35,810)	(11,090)
Other liabilities	889,117	477,961
Accounts payable and accrued expenses	(208,124)	878,170
Net cash provided by operating activities	2,134,559	2,253,158

Cash flows from investing activities:
Purchase of fixed income investments	(4,845,563)	(1,863,263)
Purchase of equity investments	(5,332,667)	(461,430)
Purchase of mortgage investments	(2,941,631)	(132,785)
Purchase of other invested assets	(33,551)	-
Proceeds from fixed income sales and repayments	1,894,900	3,148,409
Proceeds from equity sales	529,195	3,000
Proceeds from mortgage repayments	388,895	561,216
Proceeds from other invested assets	15	-
Increase in policy loans	(767)	(768)
Purchase of property, equipment and software	(27,441)	-
Net cash (used in) provided by investing activities	(10,368,615)	1,254,379

Cash flows from financing activities:
Receipts on deposit-type contracts	1,867,110	1,311,824
Withdrawals on deposit-type contracts	(2,165,861)	(5,011,589)
Restricted stock awards	9,886	9,886
Net cash used in financing activities	(288,865)	(3,689,879)

Net increase (decrease) in cash and cash equivalents	(8,522,921)	(182,342)

Cash and cash equivalents:
Beginning	18,036,904	6,903,783
Ending	$9,513,983	$6,721,441

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The results of operation for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2025.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of March 31, 2026, and December 31, 2025, USAC had 7,788,922 common shares issued and outstanding.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Loss per share attributable to USAC’s common stockholders were computed based on the net loss and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2026 and 2025 were 7,788,922 and 7,748,922 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three months ended March 31, 2026 and 2025.

New accounting standards:

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 was effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted). The adoption of ASU 2023-09 modified our disclosures but did not have an impact on our financial position or results of operations.

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

The increase in accumulated other comprehensive income in our recast of 2024 is driven primarily by the difference between the discount rate applied under the historical accounting method, which was based on an expected investment yield from our current investment strategy, and the single-A discount rate that is required as a part of the adoption of LDTI. The net favorable impact to net loss and accumulated deficit is primarily due to slower amortization of deferred acquisition costs on single pay products.

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

Present Value of Future Net Premiums

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Impact of the Adoption of LDTI on Historical Financial Statements:

The following tables present the effect of the adoption of LDTI on our historical consolidated financial statements:

	December 31, 2024
	Historical Accounting
Balance Sheet	Method	As Adjusted	Effect of Change
Assets
Reinsurance related assets	$522,142	$788,886	$266,744
Deferred acquisition costs, net	3,908,636	4,402,995	494,359
Deferred tax asset, net of valuation allowance	3,747,111	2,862,157	(884,954)
Total Assets	$8,177,889	$8,054,038	$(123,851)

Liabilities
Policyholder benefit reserves	$39,898,138	$36,444,940	$(3,453,198)
Deposit-type contracts	77,940,378	77,940,378	-
Total Liabilities	$117,838,516	$114,385,318	$(3,453,198)

Shareholders' Equity
Accumulated deficit	$(10,020,956)	$(9,952,686)	$68,270
Accumulated other comprehensive (loss) income	(3,090,176)	170,902	3,261,078
Total Shareholders' Equity	$(13,111,132)	$(9,781,784)	$3,329,348

	March 31, 2025
	Historical Accounting
Balance Sheet	Method	As Adjusted	Effect of Change
Assets
Reinsurance related assets	$870,616	$1,208,387	$337,771
Deferred acquisition costs, net	3,957,070	4,585,245	628,175
Deferred tax asset, net of valuation allowance	4,003,493	3,144,992	(858,501)
Total Assets	$8,831,179	$8,938,624	$107,445

Liabilities
Policyholder benefit reserves	$41,499,062	$38,488,961	$(3,010,101)
Deposit-type contracts	74,759,710	74,759,710	-
Total Liabilities	$116,258,772	$113,248,671	$(3,010,101)

Shareholders' Equity
Accumulated deficit	$(11,392,901)	$(11,300,126)	$92,775
Accumulated other comprehensive (loss) income	(2,514,843)	509,927	3,024,770
Total Shareholders' Equity	$(13,907,744)	$(10,790,199)	$3,117,545

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2025
	Historical Accounting
	Method	As Adjusted	Effect of Change
Statement of Income
Premium income	$4,419,593	$4,419,593	$-
Policy benefits	2,092,539	2,092,539	-
Increase in policyholder reserves	1,565,550	1,673,870	108,320
Amortization of deferred acquisition costs	307,263	167,924	(139,339)
Deferred income tax benefit (expense)	222,833	216,319	(6,514)
Net loss	(1,371,945)	(1,347,440)	24,505
Net loss per common share, basic and diluted	$(0.18)	$(0.17)	$0.00

Statement of Comprehensive Income (Loss)
Net loss	$(1,371,945)	$(1,347,440)	$24,505
Change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, net of tax	-	(236,308)	(236,308)
Comprehensive loss	$(796,612)	$(1,008,415)	$(211,803)

Statement of Shareholders' Equity
Accumulated other comprehensive income (loss) balance at beginning of year	$(3,090,176)	$170,902	$3,261,078
Other comprehensive income	575,333	339,025	(236,308)

Shareholders' equity balance at beginning of year	10,630,418	13,959,766	3,329,348
Net loss	(1,371,945)	(1,347,440)	24,505

Statement of Cash Flows
Cash flows from operating activities	$2,253,158	$2,253,158	$-
Net loss	(1,371,945)	(1,347,440)	24,505
Deferred acquisition costs amortized	307,262	167,924	(139,338)
Deferred income taxes	(256,382)	(333,255)	(76,873)
Change in reinsurance related assets	(467,236)	(419,501)	47,735
Change in policy owner benefit reserves	1,600,924	1,744,897	143,973

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$809,794	$-	$(82,997)	$726,797
Corporate bonds	30,375,995	102,327	(2,919,393)	27,558,929
Municipal bonds	6,328,396	130	(574,165)	5,754,361
Redeemable preferred stock	1,669,244	-	(177,443)	1,491,801
Term loans	12,244,604	30,171	(181,390)	12,093,385
Mortgage backed and asset backed securities	41,041,765	429,717	(833,342)	40,638,140
Total available for sale	$92,469,798	$562,345	$(4,768,730)	$88,263,413

	December 31 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$810,255	$1,562	$(78,925)	$732,892
Corporate bonds	30,702,897	218,634	(2,622,315)	28,299,216
Municipal bonds	6,341,809	1,735	(536,408)	5,807,136
Redeemable preferred stock	2,142,141	3,788	(147,491)	1,998,438
Term loans	11,187,284	10,032	(191,512)	11,005,804
Mortgage backed and asset backed securities	38,852,468	638,213	(799,463)	38,691,218
Total available for sale	$90,036,854	$873,964	$(4,376,114)	$86,534,704

The amortized cost and fair value of debt securities as of March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$374,235	$372,441	$1,074,089	$1,072,360
After one year through five years	25,664,377	25,513,104	23,367,252	23,263,307
After five years through ten years	4,233,458	4,033,331	4,878,273	4,797,585
More than 10 years	19,486,719	16,214,595	19,722,631	16,711,796
Redeemable preferred stocks	1,669,244	1,491,801	2,142,141	1,998,438
Mortgage backed and asset backed securities	41,041,765	40,638,141	38,852,468	38,691,218
Total amortized cost and fair value	$92,469,798	$88,263,413	$90,036,854	$86,534,704

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended March 31, 2026 and 2025 were $2,813,005 and $3,712,625 respectively. With the revision of ASC 326, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2026	2025
Gross gains	$17,014	$-
Gross losses	(35,556)	(476,146)
Net security losses	$(18,542)	$(476,146)

Mortgage loans on real estate	(88,501)	(432,975)
Increase in allowance for credit losses	$(88,501)	$(432,975)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2026	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$449,896	$(1,082)	$276,901	$(81,915)	$726,797	$(82,997)
Corporate bonds	12,992,131	(179,871)	11,702,480	(2,739,522)	24,694,611	(2,919,393)
Municipal bonds	1,591,559	(41,535)	4,062,792	(532,630)	5,654,351	(574,165)
Redeemable preferred stock	74,156	(389)	1,343,770	(177,054)	1,417,926	(177,443)
Term loans	-	-	5,735,961	(181,390)	5,735,961	(181,390)
Mortgage backed and asset backed securities	16,550,714	(220,523)	5,805,169	(612,819)	22,355,883	(833,342)
Total fixed maturities	$31,658,456	$(443,400)	$28,927,073	$(4,325,330)	$60,585,529	$(4,768,730)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2025
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$280,278	$(78,925)	$280,278	$(78,925)
Corporate bonds	8,857,877	(122,197)	12,403,317	(2,500,118)	21,261,194	(2,622,315)
Municipal bonds	1,163,445	(27,032)	4,293,247	(509,376)	5,456,692	(536,408)
Redeemable preferred stock	-	-	1,521,302	(147,491)	1,521,302	(147,491)
Term loans	897,477	(1,338)	6,843,379	(190,174)	7,740,856	(191,512)
Mortgage backed and asset backed securities	13,117,705	(178,342)	6,120,275	(621,121)	19,237,980	(799,463)
Total fixed maturities	$24,036,504	$(328,909)	$31,461,798	$(4,047,205)	$55,498,302	$(4,376,114)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of March 31, 2026 was 206, which represented an unrealized loss of $4,768,730 of the aggregate carrying value of those securities. The 206 securities breakdown as follows: 122 bonds, 70 mortgage and asset backed securities, 6 term loans, and 8 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Commercial mortgage loans by property type
Mixed use	$4,547,207	$4,352,463
Lodging	2,697,304	2,819,346
Multi-property	1,323,332	866,514
Multi-family	2,676,260	2,678,271
Single-family	50,000	61,000
Industrial	800,000	800,000
Retail/Office	14,266,557	12,166,561
Total commercial mortgages	$26,360,660	$23,744,155
Allowance for credit losses	(187,619)	(99,118)
Carrying value	$26,173,041	$23,645,037

The Company’s mortgage loans by loan-to-value ratio as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Loan to value ratio
Over 80%	$265,283	$265,283
Over 70 to 80%	1,593,911	892,800
Over 60 to 70%	8,721,746	8,868,648
Over 50 to 60%	5,700,000	5,700,000
Over 40 to 50%	5,612,039	4,312,074
Over 30 to 40%	3,726,681	1,705,350
Over 20 to 30%	241,000	1,500,000
Over 10 to 20%	500,000	500,000
Total	$26,360,660	$23,744,155

Allowance for credit losses	(187,619)	(99,118)
Carrying value	$26,173,041	$23,645,037

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company’s mortgage loans by maturity date as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Maturity Date
One year or less	$8,927,979	$8,728,034
After one year through five years	17,432,681	15,016,121
Total	$26,360,660	$23,744,155

Allowance for credit losses	(187,619)	(99,118)
Carrying value	$26,173,041	$23,645,037

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

The Company recorded realized losses by writing down two mortgage loans during the year ending December 31, 2025. The first mortgage loan has a principal amount after impairment of $265,283 that is secured by real estate. The loan originated on March 28, 2022 and has an original maturity date of April 10, 2024.  We no longer accrue interest on this asset.  It previously carried an interest rate of 6.95%.  As of the reporting date, the borrower is 630 days past due on payments. Specifically, the borrower has missed payments for the following periods:

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

The second mortgage loan has a principal amount after impairment of $515,248 that is secured by real estate. This asset represents a pool of individual loans. The loan was originated on October 22, 2020 and has various maturity dates and interest rates.  We no longer accrue interest on this asset.  As of the reporting date, there are 11 loans. Five out of the 11 loans are delinquent with a total outstanding loan amount of $134,695, and 4 real estate owned properties with an outstanding loan amount of $329,393. Specifically, the borrower has missed payments totaling $464,358. No interest is being accrued on these loans.

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

Additionally, the Company had one mortgage loan participation with a specific allowance for credit losses of $250,000 as of March 31, 2025. This allowance was reversed based upon an updated third-party appraisal of the property, which showed the collateral value exceeded the amortized cost basis of the loan. The mortgage loan has a principal amount of $1,000,000 that is secured by real estate. The loan was originated on November 4, 2022 and had an original maturity date of December 1, 2025.  The loan has been extended an additional nine months. It previously carried an interest rate of 8%.  Payments due beginning in the second quarter of 2025 have been modified to a reduced interest rate of 5% with the lost interest capitalized into the principal of the loan. It is uncertain if the borrower will be able to continue to make payments.

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

For mortgage loans on which the collection of interest income is uncertain, we discontinue the accrual of interest and recognize it in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan.

The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards, and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable, as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three months ended March 31, 2026 and 2025.

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

The following table presents a roll-forward of our general and specific valuation allowances for our commercial mortgage loan portfolio:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$-	$99,118	$-	$55,685
Change in provision for credit losses	-	88,501	670,013	182,975
Charge-offs	-	-	(420,013)	-
Ending Allowance	$-	$187,619	$250,000	$238,660

The following table presents a breakdown of our mortgage loans by aging category:

	As of March 31, 2026
	Outstanding Balance	Allowance for Credit Losses	Net Carrying Amount
	(unaudited)
Aging Category
Not past due (Current)	$25,590,046	$(184,560)	$25,405,486
1-30 days past due	-	-	-
31-60 days past due	-	-	-
61-90 day past due	-	-	-
Over 90 days past due	770,614	(3,059)	767,555
Mortgage loan carrying value	$26,360,660	$(187,619)	$26,173,041

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

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

The Company did not record an ACL on fixed maturities in the three months ended March 31, 2026 and 2025.

Investment Income, Net of Expenses

The components of net investment income for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Fixed maturities	$1,390,994	$1,337,626
Mortgages	549,848	440,895
Equity securities	52,004	69,477
Other invested assets	35,257	29,511
Cash and cash equivalents	112,826	66,332
	2,140,929	1,943,841
Less investment expenses	(109,708)	(219,113)
	$2,031,221	$1,724,728

Net Investment Gains (losses)

Net investment losses for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2026	2025
Recognized gains on sale of investments	$(18,542)	$(56,133)
Realized loss on charge offs of investments	-	(420,013)
Change in allowance for credit loss recognized in earnings	(88,501)	(432,975)
Unrealized net gains recognized in earnings	(45,610)	(21,790)
Embedded derivative	40,846	(118,762)
Net investment losses	$(111,807)	$(1,049,673)

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 3.	Derivative Instruments

Accounting for Derivative Instruments

See Note 1 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge recorded through the change in value of embedded derivative in net investment losses on the statement of comprehensive loss.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	March 31, 2026		December 31, 2025
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$32,777	$-	$77,197	$-	Reinsurance related assets

The following table shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss):

	Three Months Ending	Three Months Ending	Balance
	March 31, 2026	March 31, 2025	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$40,846	$(118,762)	Net investment losses

Note 4.	Fair Value Measurements

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge which are based on the quoted market prices of the underlying derivative instruments.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the three months ended March 31, 2026 and March 31, 2025.

The table below presents the amounts of assets measured at fair value on a recurring basis as of March 31, 2026 and December 31,2025:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(Unaudited)
Fixed maturities:
US Treasury securities	$726,797	$726,797	$-	$-
Corporate bonds	27,558,929	-	27,403,329	155,600
Municipal bonds	5,754,361	-	5,754,361	-
Redeemable preferred stock	1,491,801	-	1,491,801	-
Term loans	12,093,385	-	-	12,093,385
Mortgage backed and asset backed securities	40,638,140	-	40,309,390	328,750
Total fixed maturities	88,263,413	726,797	74,958,881	12,577,735
Equities:
Common stock	6,853,945	6,723,945	130,000	-
Preferred stock	1,382,010	-	1,382,010	-
Total equities	8,235,955	6,723,945	1,512,010	-
Other invested assets	1,012,127	-	-	1,012,127
Reinsurance contract allocated hedge	32,777	-	-	32,777
Limited partnership interests	1,711,176	-	-	1,711,176
Total	$99,255,448	$7,450,742	$76,470,891	$15,333,815

	December 31, 2025
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$732,892	$732,892	$-	$-
Corporate bonds	28,299,216	-	28,143,616	155,600
Municipal bonds	5,807,136	-	5,807,136	-
Redeemable preferred stock	1,998,438	-	1,998,438	-
Term loans	11,005,804	-	-	11,005,804
Mortgage backed and asset backed securities	38,691,218	-	38,357,468	333,750
Total fixed maturities	86,534,704	732,892	74,306,658	11,495,154
Equities:
Common stock	2,097,203	1,968,303	128,900	-
Preferred stock	1,445,209	-	1,445,209	-
Total equities	3,542,412	1,968,303	1,574,109	-
Other invested assets	1,018,640	-	-	1,018,640
Reinsurance contract allocated hedge	77,197	-	-	77,197
Limited partnership interests	1,293,005	-	-	1,293,005
Total	$92,465,958	$2,701,195	$75,880,767	$13,883,996

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other	Limited
For the three months ended March 31, 2026	Corporate	Backed	Term	Invested	Partnership
	Bonds	Securities	Loans	Assets	Interests
Fair value, beginning of period	$155,600	$333,750	$11,005,804	$1,018,640	$1,293,005
Principal payment	-	-	(554,671)	(15)	(192,000)
Acquisition	-	-	1,587,173	33,551	481,998
Investment related gains (losses), net	-	(5,000)	55,079	(40,049)	128,173
Fair value, end of period	$155,600	$328,750	$12,093,385	$1,012,127	$1,711,176

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

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$9,513,983	$9,513,983	$9,513,983	$-	$-
Mortgage loans on real estate	26,173,041	27,630,558	-	-	27,630,558
Investment income due and accrued	999,436	999,436	-	-	999,436
Policy loans	42,081	42,081	-	-	42,081
Total Financial Assets (excluding available for sale investments)	$36,728,541	$38,186,058	$9,513,983	$-	$28,672,075

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	88,062,296	75,988,701	-	-	75,988,701
Total Financial Liabilities	$89,312,296	$77,238,701	$-	$-	$77,238,701

	December 31, 2025

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$18,036,904	$18,036,904	$18,036,904	$-	$-
Mortgage loans on real estate	23,645,037	25,123,294	-	-	25,123,294
Investment income due and accrued	860,697	860,697	-	-	860,697
Policy loans	41,314	41,314	-	-	41,314
Total Financial Assets (excluding available for sale investments)	$42,583,952	$44,062,209	$18,036,904	$-	$26,025,305

Financial Liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	87,824,261	76,539,273	-	-	76,539,273
Total Financial Liabilities	$89,074,261	$77,789,273	$-	$-	$77,789,273

During the three months ended March 31, 2026 and 2025, there were no transfers in or out of level 3.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Liability for Future Policyholder Benefits

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

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Liability for Future Policyholder Benefits (continued)

The following tables present the changes in the present value of expected future net premiums and the present value of expected future policy benefits by product type as of and for the periods ended March 31, 2026 and December 31, 2025. The present value of expected future net premiums and the present value of expected future policy benefits are presented gross of ceded reinsurance.

Present Value of Expected Future Net Premiums

	As of March 31, 2026
	Individual Life	Critical Illness	Total
Balance, beginning of year	$(400,344)	$18,024	$(382,320)
Beginning balance at original discount rate	(268,690)	19,818	(248,872)
Effect of changes in cash flow assumptions	(539,368)	-	(539,368)
Effect of actual variances from expected experience	84,436	72	84,508
Adjusted beginning of year balance	(723,622)	19,890	(703,732)

New issues	2,560,371	-	2,560,371
Interest accrual	38,596	206	38,802
Net premiums collected	(2,649,457)	(426)	(2,649,883)
Derecognition (lapses)	-	-	-
Ending balance at original discount rate	(774,112)	19,670	(754,442)
Effect of changes in discount rate assumptions	(184,846)	(2,095)	(186,941)
Balance, end of year	$(958,958)	$17,575	$(941,383)

Present Value of Expected Future Policy Benefits

	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$42,752,917	$10,630	$42,763,203
Beginning balance at original discount rate	46,369,816	12,582	46,382,398
Effect of changes in cash flow assumptions	133	-	133
Effect of actual variances from expected experience	79,609	63	79,672
Adjusted beginning of year balance	46,449,558	12,645	46,462,203

New issues	2,560,371	-	2,560,371
Death benefits	(1,355,447)	-	(1,355,447)
Surrender/maturity	(15,954)	-	(15,954)
Other benefits	-	(137)	(137)
Dividends	-	-	-
Return of premium	-	-	-
Expense included in Reserve	(17,714)	(10)	(17,724)
Interest accrued	461,389	524	461,913
Ending balance at original discount rate	48,082,203	13,022	48,095,225
Effect of changes in discount rate assumptions	(4,272,099)	(2,176)	(4,274,275)
Balance, end of year	$43,810,104	$10,846	$43,820,950

Net liability for future policy benefits	$44,769,062	$(6,729)	$44,762,333
Flooring of liability at zero at cohort level	-	7,312	7,312
Net liability for future policy benefits, post-flooring	44,769,062	583	44,769,645
Less: Reinsurance recoverable	462,768	(10,616)	452,152
Net liability for future policy benefits, after reinsurance recoverable	$44,306,294	$11,199	$44,317,493

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Liability for Future Policyholder Benefits (continued)

Present Value of Expected Future Net Premiums

	As of December 31, 2025
	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$399,564	$10,179	$409,743
Beginning balance at original discount rate	649,287	11,560	660,847
Effect of changes in cash flow assumptions	(1,239,943)	-	(1,239,943)
Effect of actual variances from expected experience	(10,249)	8,992	(1,257)
Adjusted beginning of year balance	(600,905)	20,552	(580,353)

New issues	9,148,351	156	9,148,507
Interest accrual	339,056	838	339,894
Net premiums collected	(9,155,192)	(1,728)	(9,156,920)
Derecognition (lapses)	-	-	-
Ending balance at original discount rate	(268,690)	19,818	(248,872)
Effect of changes in discount rate assumptions	(131,654)	(1,794)	(133,448)
Balance, end of year	$(400,344)	$18,024	$(382,320)

Present Value of Expected Future Policy Benefits

	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$36,222,623	$10,698	$36,233,321
Beginning balance at original discount rate	40,651,821	12,947	40,664,768
Effect of changes in cash flow assumptions	21,011	-	21,011
Effect of actual variances from expected experience	(106,799)	9,457	(97,342)
Adjusted beginning of year balance	40,566,033	22,404	40,588,437

New issues	9,735,500	156	9,735,656
Death benefits	(5,672,746)	(10,000)	(5,682,746)
Surrender/maturity	(127,270)	-	(127,270)
Other benefits	-	(527)	(527)
Dividends	(2)	-	(2)
Return of premium	-	-	-
Expense included in Reserve	(64,683)	(37)	(64,720)
Interest accrued	1,932,984	586	1,933,570
Ending balance at original discount rate	46,369,816	12,582	46,382,398
Effect of changes in discount rate assumptions	(3,617,243)	(1,952)	(3,619,195)

Balance, end of year	$42,752,573	$10,630	$42,763,203

Net liability for future policy benefits, pre-flooring	$43,152,917	$(7,394)	$43,145,523
Flooring of liability at zero at cohort level	-	7,570	7,570
Net liability for future policy benefits, post-flooring	43,152,917	176	43,153,093
Less: Reinsurance recoverable	421,244	(9,962)	411,282
Net liability for future policy benefits, after reinsurance recoverable	$42,731,673	$10,138	$42,741,811

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 5.	Liability for Future Policyholder Benefits (continued)

The following table provides a reconciliation of future policyholder benefits reported in the table above to total future policyholder benefits:

	March 31, 2026	December 31, 2025
Liability for future policyholder benefits	$44,769,645	$43,153,093
In course of settlements	139,976	764,862
Incurred but not reported	300,060	372,089
Other	225,484	269,409
Total liability for future policyholder benefits	$45,435,165	$44,559,453

The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for the products reported in the table above:

	March 31, 2026 (undiscounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$15,647,893	$409,578
Expected future benefits and expenses	$91,520,587	$27,039

	March 31, 2026 (discounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$11,250,729	$221,088
Expected future benefits and expenses	$43,810,107	$10,846

	December 31, 2025 (undiscounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$15,692,183	$412,176
Expected future benefits and expenses	$80,814,045	$27,063

	December 31, 2025 (discounted)
	Traditional	Disability &
	Life	Critical Illness
Expected future gross premiums	$11,460,334	$225,911
Expected future benefits and expenses	$42,752,896	$11,019

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 6.	Deposit-type Contracts

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. Crediting rates fall in a range of 2% to 6%. The following table provides information about deferred annuity deposit-type contracts for the periods ended March 31, 2026 and 2025.

	Three months ended	Three months ended
	March 31,	March 31,
	2026	2025
Balance at beginning of period	$87,708,371	$77,804,068
Deposits received	1,867,110	1,308,813
Interest credited	536,192	518,380
Withdrawals	(2,158,531)	(5,005,264)
Balance at end of period	$87,953,142	$74,625,997

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the periods ended March 31, 2026 and 2025.

	Three months ended	Three months ended
	March 31,	March 31,
	2026	2025
Balance at beginning of period	$115,890	$136,310
Deposits received	-	3,011
Interest credited	594	717
Withdrawals	(7,330)	(6,325)
Balance at end of period	$109,154	$133,713

Note 7.	Deferred Acquisition Costs

The following tables display the changes in DAC throughout the year by product type:

	Fixed	Individual
	Annuity	Life	Critical Illness	Total
Balance at December 31, 2025	$2,914,533	$1,825,094	$-	$4,739,627
Capitalization	-	208,085	42	208,127
Amortization expense	(100,608)	(98,491)	(107)	(199,206)
Experience Adjustments	(15,727)	(129)	129	(15,727)
Balance at March 31, 2026	$2,798,198	$1,934,559	$64	$4,732,821

	Fixed	Individual
	Annuity	Life	Critical Illness	Total
Balance at December 31, 2024	$3,052,792	$1,350,187	$17	$4,402,995
Capitalization	191,624	158,038	98	349,760
Amortization expense	(118,388)	(49,120)	(2)	(167,510)
Experience Adjustments	-	-	-	-
Balance at March 31, 2025	$3,126,028	$1,459,105	$113	$4,585,245

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 8.	Income Tax Provision

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

The Company's effective income tax rate was 22.2% for the three months ended March 31, 2026, compared with 14.0% for the same period in 2025. The change in the ETR for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the three months ended March 31, 2026 from the full year-ended December 31, 2025 ETR of 28.8% due to the prior year changes in valuation allowance and prior period adjustments.

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

As of March 31, 2026, based on all available evidence, we concluded that a valuation allowance should remain on a portion of the deferred tax asset related to capital loss carryforwards that are not more-likely-than-not to be realized. For the three months ended March 31, 2026, the Company did not record an increase to the valuation allowance associated with capital loss carryforwards. At March 31, 2026, and December 31, 2025, the Company has recorded a total valuation allowance of approximately $309,000 and $309,000, respectively, associated with the life insurance net operating losses subject to limitations under IRC section 382 and capital loss carryforwards.

Note 9.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of March 31, 2026, the Company had funded approximately $1,500,000 of this commitment.  The dates of future capital calls are unknown, and the initial investment period for capital calls ends on December 31, 2026.

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

The Company’s chief executive officer and chief financial officer employ a consistent set of financial metrics and performance indicators. This approach renders it impractical to separate operations into distinct segments. Key performance indicators utilized by the chief operating decision makers (CODMs) include cash flow from insurance activities, total income, operating expenses as a percentage of total expenses, and net loss per share.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 10.	Operating Segments (continued)

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

The Company assumes business under reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. This agreement was terminated effective December 31, 2025. On September 30, 2017, the Company entered into an agreement (the “2017 ALSC Agreement”) to assume 100% of a certain block of life insurance policies from American Life & Security Company (“ALSC”). With an effective date of January 1, 2020, the Company entered into an agreement with ALSC (the “2020 ALSC Agreement “) to assume a quota share percentage of a block of annuity policies. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

Effective December 31, 2023 USALSC entered into an agreement with Lewer Life Insurance LLIC to assume a block of life and annuity policies.

Effective October 1, 2025, USALSC-Montana entered into an agreement with the Montana Funeral Trust, resulting in the issuance of $17,354,974 of annuity contracts.

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

The calculation of the liability for future policy benefits involves numerous assumptions including assumptions related to discount rate, lapses, mortality, and morbidity. Effective January 1, 2025, the Company has adopted an accounting pronouncement related to targeted improvements to the accounting for long-duration contracts ("LDTI"), with a January 1, 2024 transition date (the "LDTI Transition Date"). The discount rate assumptions were initially set based on the expected investment yield of the assets supporting the reserves at the LDTI Transition Date, for policies originally issued on or before the LDTI Transition Date. The discount rate assumptions for new cohorts established after the transition date, are initially set based on the policy issuance date or policy renewal date, and are based on an upper-medium grade fixed-income instrument, which is generally equivalent to a single-A interest rate matched to the duration of our insurance liabilities.  The initial, also referred to as the original, discount rate assumptions established for each cohort are used to determine interest accretion which is reported as a component of policy benefits on the statements of comprehensive income. After policy issuance or policy renewal, the discount rate assumptions are updated quarterly and used to update the liability at each reporting date to the current discount rate, with the corresponding change reflected as the change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, on the statement of changes in other comprehensive income (loss).  According to actuarial sensitivity tests, a 1% increase or decrease in interest rates is estimated to decrease or increase our policyholder benefit reserve by approximately $3 million.  A 5% change in mortality is estimated to change our policyholder benefit reserve by approximately $70,000.

New Accounting Standards

A detailed discussion of new accounting standards is provided in Note 1 to Consolidated Financial Statements beginning on p. 7 of this quarterly report.

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the three months ended March 31, 2026 and 2025 are summarized in the table below.

	Three Months Ended March 31,
	2026	2025
Income:
Premium income	$3,904,202	$4,419,593
Net investment income	2,031,221	1,724,728
Net investment losses	(111,807)	(1,049,673)
Other income	70,780	87,364
Total income	$5,894,396	$5,182,012

In the first three months of 2026, total income increased to $5,894,396, an increase of $712,384 or 14% from the 2025 first three months total income of $5,182,012. The increase is driven by increased investment income and reduced net investment losses. The Company records unrealized gains and losses on equity securities in total income in accordance with accounting standards. These standards continue to result in increased volatility in total income.

Premium income: Premium income for the first three months of 2026 was $3,904,202 compared to $4,419,593 in the first three months of 2025, a decrease of $515,391 or 12%. The decrease was driven by a decrease in assumed premiums partially offset by growth in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we target small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended March 31, 2026 and 2025 are summarized in the following table.

	Three Months Ended March 31,
	2026	2025

Direct	$3,848,788	$3,297,658
Assumed	485,963	1,502,278
Ceded	(430,549)	(380,343)
Total	$3,904,202	$4,419,593

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Fixed maturities	$1,390,994	$1,337,626
Mortgages	549,848	440,895
Equity securities	52,004	69,477
Other invested assets	35,257	29,511
Cash and cash equivalents	112,826	66,332
	2,140,929	1,943,841
Less investment expenses	(109,708)	(219,113)
	$2,031,221	$1,724,728

Net investment income for the first three months of 2026 was $2,031,221, compared to $1,724,728 for the same period in 2025, an increase of $306,493 or 18%. The increase in investment income is a result of increased yields and increased assets.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2026 and 2025, net investment gains are summarized in the following table.

	Three Months Ended March 31,
	(unaudited)
	2026	2025
Recognized gains on sale of investments	$(18,542)	$(56,133)
Realized loss on charge offs of investments	-	(420,013)
Change in allowance for credit loss recognized in earnings	(88,501)	(432,975)
Unrealized net gains recognized in earnings	(45,610)	(21,790)
Embedded derivative	40,846	(118,762)
Net investment losses	$(111,807)	$(1,049,673)

Realized gains and losses related to the sale of securities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	(unaudited)
	2026	2025
Gross gains	$17,014	$-
Gross losses	(35,556)	(476,146)
Net security losses	$(18,542)	$(476,146)

Mortgage loans on real estate	(88,501)	(432,975)
Increase in allowance for credit losses	$(88,501)	$(432,975)

Other income: Other income for the three months ended March 31, 2026 was $70,780 compared to $87,364 for the same period in 2025, a decrease of $16,584.

Expenses. Expenses for the three months ended March 31, 2026 and 2025 are summarized in the table below.

	Three Months Ended March 31,
	2026	2025
Expenses:
Death claims	$1,410,201	$1,442,245
Policyholder benefits	1,148,181	2,092,539
Increase in policyholder reserves	2,069,702	1,673,870
Commissions, net of deferrals	100,223	248,490
Amortization of deferred acquisition costs	214,934	167,924
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	441,405	381,238
Other operating expenses	912,616	716,360
Total expenses	$6,320,367	$6,745,771

Death claims: Death benefits were $1,410,201 in the three months ended March 31, 2026 compared to $1,442,245 for the same period in 2025, a decrease of $32,044 or 2%. This decrease is attributable to a small reduction in pre-need life claims. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $1,148,181 in the three months ended March 31, 2026 compared to $2,092,539 for the same period in 2025, a decrease of $944,358 or 45%. The primary driver of this decrease is a decrease in assumed benefits.

Increase in policyholder reserves: Policyholder reserves increased $2,069,702 in the three months ended March 31, 2026, compared to $1,673,870 for the same period in 2025, an increase of $395,832 or 24%. The increase in reserve growth is driven by increased direct premiums.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $100,223 in the three months ended March 31, 2026, compared to $248,490 for the same period in 2025, a decrease of $148,267 or 60%. This decrease is due to a reduction in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $214,934 in the three months ended March 31, 2026, compared to $167,924 for the same period in 2025, an increase of $47,010 or 28%. The increase is driven by a larger DAC balance as a result of increased direct premium sales.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $23,105 in the three months ended March 31, 2026 and 2025, respectively.  VOBA is being amortized straight-line over 30 years.

Salaries and benefits: Salaries and benefits were $441,405 for the three months ended March 31, 2026, compared to $381,238 for the same period in 2025, an increase of $60,167 or 16%. The increase was driven by increased employee benefit costs and fluctuations in staffing levels.

Other expenses: Other operating expenses were $912,616 in the three months ended March 31, 2026, compared to $716,360 for the same period in 2025, an increase of $196,256 or 27%. The increase is driven by an increase in audit costs and marketing costs.

Federal income tax expenses: Federal income tax benefit of $94,538 was recorded for the three months ended March 31, 2026 compared to tax benefit of $216,319 for the same period in 2025.

Net loss: Our net loss was $331,433 in the three months ended March 31, 2026 compared to a net loss of $1,347,440 for the same period in 2025, an improvement of $1,016,007. Our net loss per share was $0.04 compared to a net loss per share of $0.18 in 2025, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $149,861,090 as of March 31, 2026, an increase of $1,180,988 or 1% from December 31, 2025 assets of $148,680,102. This is primarily the result of an increase in mortgage loans and equity securities.

Available for sale fixed maturity securities: As of March 31, 2026, we had available for sale fixed maturity assets of $88,263,413, an increase of $1,728,709 or 2% from the December 31, 2025 balance of $86,534,704. The increase is driven by new purchases.

Equity securities, at fair value: As of March 31, 2026, we had equity assets of $8,235,955, an increase of $4,693,543 or 133% from the December 31, 2025 balance of $3,542,412. This increase is driven by the purchase of equity securities.

Limited partnership interests: As of March 31, 2026, we had limited partnership interests of $1,711,176, an increase of $418,171 or 32% from our December 31, 2025 balance of $1,293,005.  This is driven by additional investments in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of March 31, 2026, we had mortgage loans on real estate of $26,173,041, an increase of $2,528,004 or 11% from the December 31, 2025 balance of $23,645,037. The increase is the result of new mortgage loan participations.

Other invested assets: As of March 31, 2026, we had other invested assets of $1,012,127, a decrease of $6,513 or 1% from the December 31, 2025 balance of $1,018,640.

Policy loans: As of March 31, 2026, our policy loans were $42,081, an increase of $767 or 2% from the December 31, 2025 balance of $41,314. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of March 31, 2026, we had real estate assets of $1,601,968 related to our home office building, an increase of $3,989 or .2% from the December 31, 2025 balance of $1,597,979. The increase is the result of building improvements.

Cash and cash equivalents: As of March 31, 2026, we had cash and cash equivalent assets of $9,513,983, a decrease of $8,522,921 or 47% from the December 31, 2025 balance of $18,036,904. This decrease was the result of cash being deployed into invested assets.

Investment income due and accrued: As of March 31, 2026, our investment income due and accrued was $999,436 compared to $860,697 as of December 31, 2025, an increase of $138,739 or 16%. This increase is attributable to investment activity.

Reinsurance related assets: As of March 31, 2026, our reinsurance related assets were $1,161,828 compared to $1,177,656 as of December 31, 2025, a decrease of $15,828 or 1%. This decrease is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of March 31, 2026, our deferred acquisition costs were $4,732,821 compared to $4,739,627 as of December 31, 2025, a decrease of $6,806 or 0.1%. The decrease is the result of amortization.

Value of business acquired, net: As of March 31, 2026 our value of business acquired asset was $2,218,028 compared to $2,241,133 as of December 31, 2025, a decrease of $23,105 or 1%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of March 31, 2026 our property, equipment and software assets were $121,670, an increase of $2,602 from the December 31, 2025 balance of $119,068. The increase is the result of new purchases.

Goodwill: As of March 31, 2026 and December 31, 2025, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,139,030 as of March 31, 2026, an increase of $138,118 from the December 31, 2025 balance of $3,000,912. The increase is the result of deferred federal income tax benefits.

Other assets: As of March 31, 2026, our other assets were $621,619, an increase of $103,519 or 20% from the December 31, 2025 balance of $518,100.  The increase is a result of additional pre-paid expenses.

Liabilities. Our total liabilities were $137,442,493 as of March 31, 2026, an increase of $1,759,745 or 1% from our December 31, 2025 liabilities of $135,682,748. The increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of March 31, 2026 were $133,836,492 compared to $132,757,740 as of December 31, 2025, an increase of $1,078,752 or 1%. This increase is the result of growth in our policyholder benefit reserves.

Accounts payable and accrued expenses: As of March 31, 2026, our accounts payable and accrued expenses were $1,367,530 compared to $1,575,654 as of December 31, 2025, a decrease of $208,124 or 13%. The decrease is driven by changes in reinsurance settlement payables.

Federal Home Loan Bank advance: As of March 31, 2026 and December 31, 2025, respectively, the Company has outstanding advances of $1,250,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of March 31, 2026, we had other liabilities of $988,471 compared to $99,354 as of December 31, 2025, an increase of $889,117.  The increase is the result of changes in investment-related payables.

Shareholders’ Equity. Our shareholders’ equity was $12,418,597 as of March 31, 2026, a decrease of $578,757 or 5% from our December 31, 2025 shareholders’ equity of $12,997,354. The decrease in shareholders’ equity was driven by our net loss.

Investments

Our investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$726,797	0.5%	$732,892	0.5%
Corporate bonds	27,558,929	20.2%	28,299,216	20.9%
Municipal bonds	5,754,361	4.2%	5,807,136	4.3%
Redeemable preferred stocks	1,491,801	1.1%	1,998,438	1.5%
Term Loans	12,093,385	8.9%	11,005,804	8.1%
Mortgage backed and asset backed securities	40,638,140	29.7%	38,691,218	28.4%
Total fixed maturities	88,263,413	64.6%	86,534,704	63.7%
Mortgage loans	26,173,041	19.2%	23,645,037	17.4%
Other invested assets	1,012,127	0.7%	1,018,640	0.8%
Limited partnership interests	1,711,176	1.3%	1,293,005	1.0%
Equities:
Common stock	6,853,945	5.0%	2,097,203	1.5%
Preferred stock	1,382,010	1.0%	1,445,209	1.1%
Total equities	8,235,955	6.0%	3,542,412	2.6%
Real estate, net of depreciation	1,601,968	1.2%	1,597,979	1.2%
Cash and cash equivalents	9,513,983	7.0%	18,036,904	13.3%
Total	$136,511,663	100.0%	$135,668,681	100.0%

The total value of our investments and cash and cash equivalents increased to $136,511,663 as of March 31, 2026 from $135,668,681 at December 31, 2025, an increase of $842,982 or 1%. Increases in investments are primarily attributable to premium income.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$9,496,418	10.8%	$8,939,711	10.3%
AA	13,732,755	15.6%	13,834,491	16.0%
A	12,241,008	13.9%	11,839,821	13.7%
BBB	29,280,061	33.2%	30,102,608	34.8%
BB	3,879,972	4.4%	2,965,831	3.4%
B	1,194,814	1.4%	1,236,377	1.4%
Not Rated - Certificates of Deposit	7,950,000	9.0%	8,650,000	10.0%
Not Rated - Private Placement	10,488,385	11.9%	8,965,865	10.4%
Total	$88,263,413	100.0%	$86,534,704	100.0%

The amortized cost and fair value of debt securities as of March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$374,235	$372,441	$1,074,089	$1,072,360
After one year through five years	25,664,377	25,513,104	23,367,252	23,263,307
After five years through ten years	4,233,458	4,033,331	4,878,273	4,797,585
More than 10 years	19,486,719	16,214,595	19,722,631	16,711,796
Redeemable preferred stocks	1,669,244	1,491,801	2,142,141	1,998,438
Mortgage backed and asset backed securities	41,041,765	40,638,141	38,852,468	38,691,218
Total amortized cost and fair value	$92,469,798	$88,263,413	$90,036,854	$86,534,704

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

Liquidity and Capital Resources

Premium income, deposits to policyholder account balances, investment income, and capital raising are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.  The Company has two past due loans with principal net of allowances in the amount of $767,555.  The Company does not anticipate this to have a material impact on our financial condition or liquidity.  As a member of the Federal Home Loan Bank, USALSC has immediate access to additional cash liquidity, if needed.

Net cash provided by operating activities was $2,134,559 for the three months ended March 31, 2026. The primary sources of cash from operating activities were premiums received from policyholders as well as investment income. The primary uses of cash for operating activities were for payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $10,368,615. The primary uses of cash was purchases of fixed maturity, mortgage, and equity investments. Cash used in financing activities was $288,865. The primary uses of cash were withdrawals on deposit-type contracts.

As of March 31, 2026, we had cash and cash equivalents totaling $9,513,983. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. The growth of USALSC, our primary insurance subsidiary, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

US Alliance
Corporation
(Registrant)

Date	May 15, 2026
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman