Form 10-Q
period 2026-06-30
US Alliance Corp
filed 2026-08-14
CIK 1463913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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

Securities registered pursuant to Section 12(b)of the Act: None

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

Common stock, $0.10 par value

7,788,922 shares outstanding

as of August 1, 2026

US ALLIANCE CORPORATION

FORM 10-Q

Part I - Financial Information

US Alliance Corporation

Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Available for sale fixed maturity securities (amortized cost: $92,554,865 and $90,036,854, net of allowances for credit losses of $0, as of June 30, 2026 and December 31, 2025)	$88,686,166	$86,534,704
Equity securities, at fair value	8,517,432	3,542,412
Limited partnership interests	1,803,095	1,293,005
Mortgage loans on real estate (net of allowance for credit losses of $163,114 and $99,118 as of June 30, 2026 and December 31, 2025)	32,417,262	23,645,037
Other invested assets	989,514	1,018,640
Policy loans	43,264	41,314
Real estate, net of depreciation	1,587,687	1,597,979
Total investments	134,044,420	117,673,091

Cash and cash equivalents	3,541,701	18,036,904
Investment income due and accrued	1,196,679	860,697
Reinsurance related assets	836,164	1,177,656
Deferred acquisition costs, net	4,680,690	4,739,627
Value of business acquired, net	2,194,923	2,241,133
Property, equipment and software, net	114,676	119,068
Goodwill	277,542	277,542
Federal and state income tax receivable	35,372	35,372
Deferred tax asset, net of valuation allowance	3,454,691	3,000,912
Other assets	1,499,514	518,100
Total assets	$151,876,372	$148,680,102

Liabilities and Shareholders' Equity
Liabilities:
Policy liabilities
Deposit-type contracts	$88,152,595	$87,824,261
Policyholder benefit reserves	47,417,064	44,559,453
Dividend accumulation	103,687	102,050
Advance premiums	228,299	271,976
Total policy liabilities	135,901,645	132,757,740

Accounts payable and accrued expenses	1,193,418	1,575,654
Federal Home Loan Bank advance	1,250,000	1,250,000
Other liabilities	823,415	99,354
Total liabilities	139,168,478	135,682,748

Shareholders' Equity:
Common stock, $0.10 par value. Authorized 20,000,000 shares; issued and outstanding 7,788,922 and 7,788,922 shares as of June 30, 2026 and December 31, 2025, respectively	778,893	778,893
Additional paid-in capital	23,021,973	23,002,201
Accumulated deficit	(11,030,989)	(10,739,528)
Accumulated other comprehensive loss	(61,983)	(44,212)
Total shareholders' equity	12,707,894	12,997,354

Total liabilities and shareholders' equity	$151,876,372	$148,680,102

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Income:
Premium income	$7,389,233	$8,554,211	$3,485,031	$4,134,618
Net investment income	4,058,074	3,715,390	2,026,853	1,990,662
Net investment gains (losses)	59,954	(329,778)	171,761	719,895
Other income	175,449	218,555	104,669	131,191
Total income	11,682,710	12,158,378	5,788,314	6,976,366

Expenses:
Death claims	2,636,746	2,750,026	1,226,545	1,307,781
Policyholder benefits	2,265,694	3,922,850	1,117,513	1,830,311
Increase in policyholder reserves	3,936,660	2,810,683	1,866,958	1,136,813
Commissions, net of deferrals	203,926	445,138	103,703	196,648
Amortization of deferred acquisition costs	425,691	441,487	210,757	273,563
Amortization of value of business acquired	46,210	46,210	23,105	23,105
Salaries & benefits	867,315	818,230	425,910	436,992
Other operating expenses	1,659,240	1,351,978	746,624	635,618
Total expenses	12,041,482	12,586,602	5,721,115	5,840,831

Net (loss) income before tax	$(358,772)	$(428,224)	$67,199	$1,135,535

Total income tax benefit (expense)	67,311	269	(27,227)	(216,050)
Total income tax benefit (expense)	67,311	269	(27,227)	(216,050)

Net (loss) income	$(291,461)	$(427,955)	$39,972	$919,485

Net (loss) income per common share, basic and diluted	$(0.04)	$(0.06)	$0.01	$0.12

Unrealized net holding gains (losses) arising during the period, net of tax	(618,274)	263,984	24,899	(255,314)
Effects of discount rate changes, net of tax	412,531	(309,175)	162,803	(72,867)
Reclassification adjustment for gains (losses) included in net income	187,972	152,107	51,737	96,072

Other comprehensive (loss) income	(17,771)	106,916	239,439	(232,109)

Comprehensive (loss) income	$(309,232)	$(321,039)	$279,411	$687,376

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Changes in Shareholders' Equity

Six and Three Months Ended June 30, 2026 and 2025 (unaudited)

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Loss	Deficit	Total
Balance, December 31, 2024	7,748,922	$774,893	$22,966,657	$170,902	$(9,952,686)	$13,959,766
Other comprehensive income	-	-	-	106,916	-	106,916
Stock based compensation on restricted stock awards	-	-	19,772	-	-	19,772
Net loss	-	-	-	-	(427,955)	(427,955)
Balance, June 30, 2025	7,748,922	774,893	22,986,429	277,818	(10,380,641)	13,658,498

Balance, December 31, 2025	7,788,922	$778,893	$23,002,201	$(44,212)	$(10,739,528)	$12,997,354
Other comprehensive loss	-	-	-	(17,771)	-	(17,771)
Stock based compensation on restricted stock awards	-	-	19,772	-	-	19,772
Net loss	-	-	-	-	(291,461)	(291,461)
Balance, June 30, 2026	7,788,922	$778,893	$23,021,973	$(61,983)	$(11,030,989)	$12,707,894

				Accumulated
	Number of			Other
	Shares of	Common	Additional	Comprehensive	Accumulated
	Common Stock	Stock	Paid-in Capital	Income / (Loss)	Deficit	Total
Balance, March 31, 2025	7,748,922	$774,893	$22,976,543	$509,927	$(11,300,126)	$12,961,237
Other comprehensive loss	-	-	-	(232,109)	-	(232,109)
Stock based compensation on Restricted Stock Awards	-	-	9,886	-	-	9,886
Net income	-	-	-	-	919,485	919,485
Balance, June 30, 2025	7,748,922	$774,893	$22,986,429	$277,818	$(10,380,641)	$13,658,498

Balance, March 31, 2026	7,788,922	$778,893	$23,012,087	$(301,422)	$(11,070,961)	$12,418,597
Other comprehensive income	-	-	-	239,439	-	239,439
Stock based compensation on Restricted Stock Awards	-	-	9,886	-	-	9,886
Net income	-	-	-	-	39,972	39,972
Balance, June 30, 2026	7,788,922	$778,893	$23,021,973	$(61,983)	$(11,030,989)	$12,707,894

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Cash flows from operating activities:
Net loss	$(291,461)	$(427,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,125	41,259
Restricted stock awards	19,772	19,772
Net losses realized on the sale of securities and net credit losses recognized in operations	194,520	511,613
Unrealized losses on equity securities	(216,742)	(575,798)
Change in fair value of embedded derivative	(37,732)	393,963
(Accretion) amortization of investment securities, net	280,265	(140,060)
Deferred acquisition costs capitalized	(366,754)	(681,328)
Deferred acquisition costs amortized	425,691	441,487
Value of business acquired amortized	46,210	46,210
Interest credited on deposit type contracts	1,259,565	1,007,044
(Increase) decrease in operating assets:
Investment income due and accrued	(335,982)	109,372
Reinsurance related assets	379,224	(906,908)
Deferred tax assets, net of valuation allowance	(453,779)	(249,197)
Other assets	(981,414)	(394,635)
Increase (decrease) in operating liabilities:
Policyholder benefit reserves	3,270,142	3,323,628
Dividend accumulation	1,637	(444)
Advance premiums	(43,677)	(32,427)
Other liabilities	724,061	558,408
Accounts payable and accrued expenses	(382,236)	527,363
Net cash provided by operating activities	3,533,435	3,571,367

Cash flows from investing activities:
Purchase of fixed income investments	(9,394,175)	(3,093,582)
Purchase of equity investments	(5,349,930)	(478,230)
Purchase of mortgage investments	(10,678,191)	(2,888,521)
Purchase of other invested assets	(68,828)	-
Proceeds from fixed income sales and repayments	6,236,317	5,013,199
Proceeds from equity sales	534,095	764,106
Proceeds from mortgage repayments	1,652,681	1,856,376
Proceeds from other invested assets	15	-
Interest on policy loans	416	-
Increase in policy loans	(2,366)	(1,535)
Purchase of property, equipment and software	(27,441)	(11,220)
Net cash (used in) provided by investing activities	(17,097,407)	1,160,593

Cash flows from financing activities:
Receipts on deposit-type contracts	4,515,886	3,346,933
Withdrawals on deposit-type contracts	(5,447,117)	(11,225,572)
Net cash used in financing activities	(931,231)	(7,878,639)

Net increase (decrease) in cash and cash equivalents	(14,495,203)	(3,146,679)

Cash and cash equivalents:
Beginning	18,036,904	6,903,783
Ending	$3,541,701	$3,757,104

See Notes to Consolidated Financial Statements.

US Alliance Corporation

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Description of Business and Significant Accounting Policies

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

The results of operation for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to financial statements prepared in accordance with US GAAP, but which are not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in USAC’s report on Form 10-K and amendments thereto for the year ended December 31, 2025.

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

Common stock and income (loss) per share: The par value for common stock is $0.10 per share with 20,000,000 shares authorized. As of June 30, 2026, and December 31, 2025, USAC had 7,788,922 common shares issued and outstanding.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Income (loss) per share attributable to USAC’s common stockholders were computed based on the net income (loss) and the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three and six months ended June 30, 2026 and 2025 were 7,788,922 and 7,748,922 shares, respectively. Potential common shares are excluded from the computation when their effect is anti-dilutive. There was no difference between basic and diluted net loss per common share for the three and six months ended June 30, 2026 and 2025.

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

Impact of the Adoption of LDTI as of the Transition Date:

Stockholders' Equity

The following table summarizes the changes in stockholders' equity due to the adoption of LDTI and the resulting adjusted balances as of January 1, 2024:

					Accumulated
	Number of				Other	Total
	Shares of	Common	Additional	Accumulated	Comprehensive	Shareholders'
	Common Stock	Stock	Paid-in Capital	Deficit	Loss	Equity
Balance at December 31, 2023	7,748,922	$774,893	$22,964,490	$(10,491,934)	$(2,916,372)	$10,331,077
Impact of Adoption of ASU 2018-12, net of income taxes	-	-	-	(1,124)	2,114,541	2,113,417
Balance at January 1, 2024	7,748,922	$774,893	$22,964,490	$(10,493,058)	$(801,831)	$12,444,494

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

The following table presents the transition impacts as of January 1, 2024, to the Company's accumulated other comprehensive income (loss) and accumulated deficit as a result of the adoption of LDTI by product type, using the modified retrospective transition method:

		Impact to
	Impact to	Accumulated Other
	Accumulated Deficit	Comprehensive Income (Loss)
Long-Duration - Fixed Annuity	$-	$-
Long-Duration - Universal Life	-	-
Long-Duration - Individual Life	(1,424)	2,677,633
Long-Duration - Critical Illness	1	(999)
Total Impact of Adoption of ASU 2018-12, before Income Taxes	(1,423)	2,676,634
Less: income taxes	299	(562,093)
Total Impact of Adoption of ASU 2018-12, net of Income Taxes	$(1,124)	$2,114,541

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

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Impact of the Adoption of LDTI on Historical Financial Statements:

The following tables present the effect of the adoption of LDTI on our historical consolidated financial statements:

	December 31, 2024
	Historical Accounting
Balance Sheet	Method	As Adjusted	Effect of Change
Assets
Reinsurance related assets	$522,142	$788,886	$266,744
Deferred acquisition costs, net	3,908,636	4,402,995	494,359
Deferred tax asset, net of valuation allowance	3,747,111	2,862,157	(884,954)
Impacted Assets	$8,177,889	$8,054,038	$(123,851)

Liabilities
Policyholder benefit reserves	$39,898,138	$36,444,940	$(3,453,198)
Deposit-type contracts	77,940,378	77,940,378	-
Impacted Liabilities	$117,838,516	$114,385,318	$(3,453,198)

Shareholders' Equity
Accumulated deficit	$(10,020,956)	$(9,952,686)	$68,270
Accumulated other comprehensive (loss) income	(3,090,176)	170,902	3,261,078
Impacted Shareholders' Equity	$(13,111,132)	$(9,781,784)	$3,329,348

	June 30, 2025
	Historical Accounting
Balance Sheet	Method	As Adjusted	Effect of Change
Assets
Reinsurance related assets	$851,275	$1,301,831	$450,556
Deferred acquisition costs, net	3,927,814	4,642,836	715,022
Deferred tax asset, net of valuation allowance	3,856,841	3,194,756	(662,085)
Impacted Assets	$8,635,930	$9,139,423	$503,493

Liabilities
Policyholder benefit reserves	$42,829,475	$40,159,929	$(2,669,546)
Deposit-type contracts	71,068,784	71,068,784	-
Impacted Liabilities	$113,898,259	$111,228,713	$(2,669,546)

Shareholders' Equity
Accumulated deficit	$(10,601,778)	$(10,380,642)	$221,136
Accumulated other comprehensive (loss) income	(2,674,085)	277,818	2,951,903
Impacted Shareholders' Equity	$(13,275,863)	$(10,102,824)	$3,173,039

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2025
	Historical Accounting
	Method	As Adjusted	Effect of Change
Statement of Income
Premium income	$8,554,211	$8,554,211	$-
Policy benefits	3,922,850	3,922,850	-
Increase in policyholder reserves	2,782,306	2,810,683	28,377
Amortization of deferred acquisition costs	663,366	441,487	(221,879)
Deferred income tax benefit (expense)	40,904	269	(40,635)
Net loss	(580,822)	(427,955)	152,867
Net loss per common share, basic and diluted	$(0.07)	$(0.06)	$0.02

Statement of Comprehensive Income (Loss)
Net loss	$(580,822)	$(427,955)	$152,867
Change in the effect of discount rate assumptions on the liability for future policy benefits, net of reinsurance, net of tax	-	(309,175)	(309,175)
Comprehensive income	$(164,731)	$(321,039)	$(156,308)

Statement of Shareholders' Equity
Accumulated other comprehensive income (loss) balance at beginning of year	$(3,090,176)	$170,902	$3,261,078
Other comprehensive income	416,091	106,916	(309,175)

Shareholders' equity balance at beginning of year	10,630,418	13,959,766	3,329,348
Net loss	(580,822)	(427,955)	152,867

Statement of Cash Flows
Cash flows from operating activities	$3,571,367	$3,571,367	$-
Net income	(580,822)	(427,955)	152,867
Deferred acquisition costs amortized	663,365	441,487	(221,878)
Deferred income taxes	(109,730)	(249,197)	(139,467)
Change in reinsurance related assets	(723,096)	(906,908)	(183,812)
Change in policy owner benefit reserves	2,931,337	3,323,628	392,291

	Three Months Ended June 30, 2025
	Historical Accounting
	Method	As Adjusted	Effect of Change
Statement of Income
Premium income	$4,134,618	$4,134,618	$-
Policy benefits	1,830,311	1,830,311	-
Increase in policyholder reserves	1,216,756	1,136,813	(79,943)
Amortization of deferred acquisition costs	356,103	273,563	(82,540)
Deferred income tax benefit (expense)	(181,929)	(216,050)	(34,121)
Net income	791,123	919,485	128,362
Net income per common share, basic and diluted	$0.10	$0.12	$0.02

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments

Fixed Maturity

The amortized cost and fair value of available for sale investments as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$818,242	$-	$(88,408)	$729,834
Corporate bonds	29,646,466	113,903	(2,702,170)	27,058,199
Municipal bonds	6,325,142	5,633	(570,396)	5,760,379
Redeemable preferred stock	1,671,335	717	(165,189)	1,506,863
Term loans	13,093,474	35,672	(161,058)	12,968,088
Mortgage backed and asset backed securities	41,000,206	417,142	(754,545)	40,662,803
Total available for sale	$92,554,865	$573,067	$(4,441,766)	$88,686,166

	December 31, 2025
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for sale:
Fixed maturities:
US Treasury securities	$810,255	$1,562	$(78,925)	$732,892
Corporate bonds	30,702,897	218,634	(2,622,315)	28,299,216
Municipal bonds	6,341,809	1,735	(536,408)	5,807,136
Redeemable preferred stock	2,142,141	3,788	(147,491)	1,998,438
Term loans	11,187,284	10,032	(191,512)	11,005,804
Mortgage backed and asset backed securities	38,852,468	638,213	(799,463)	38,691,218
Total available for sale	$90,036,854	$873,964	$(4,376,114)	$86,534,704

The amortized cost and fair value of debt securities as of June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$374,537	$373,419	$1,074,089	$1,072,360
After one year through five years	26,955,703	26,763,606	23,367,252	23,263,307
After five years through ten years	3,541,709	3,444,331	4,878,273	4,797,585
More than 10 years	19,011,375	15,935,144	19,722,631	16,711,796
Redeemable preferred stocks	1,671,335	1,506,863	2,142,141	1,998,438
Mortgage backed and asset backed securities	41,000,206	40,662,803	38,852,468	38,691,218
Total amortized cost and fair value	$92,554,865	$88,686,166	$90,036,854	$86,534,704

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Proceeds from the sale of securities, maturities, and asset paydowns in the six months ended June 30, 2026 and 2025 were $8,423,108 and $7,633,681 respectively. With the revision of ASC 326, changes in the allowance for credit losses is included in net gains (losses).  Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2026	2025
Gross gains	$41,566	$-
Gross losses	(172,090)	(500,890)
Net security losses	$(130,524)	$(500,890)

Mortgage loans on real estate	(63,996)	(10,723)
Increase in allowance for credit losses	$(63,996)	$(10,723)

Proceeds from the sale of securities, maturities, and asset paydowns in the three months ended June 30, 2026 and 2025 were $5,610,103 and $3,921,056 respectively. Realized gains and losses related to the sale of securities and net credit losses recognized in income are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2026	2025
Gross gains	$24,552	$-
Gross losses	(136,534)	(24,744)
Net security losses	$(111,982)	$(24,744)

Mortgage loans on real estate	24,505	422,252
Decrease in allowance for credit losses	$24,505	$422,252

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Gross unrealized losses by duration are summarized as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2026
	(unaudited)
Available for sale:
Fixed maturities:
US Treasury securities	$448,093	$(2,808)	$281,741	$(85,600)	$729,834	$(88,408)
Corporate bonds	11,180,867	(123,607)	11,495,820	(2,578,563)	22,676,687	(2,702,170)
Municipal bonds	1,230,074	(31,709)	4,049,671	(538,687)	5,279,745	(570,396)
Redeemable preferred stock	74,719	(54)	1,357,520	(165,135)	1,432,239	(165,189)
Term loans	796,505	(3,581)	4,139,293	(157,477)	4,935,798	(161,058)
Mortgage backed and asset backed securities	14,257,718	(123,747)	4,756,284	(630,798)	19,014,002	(754,545)
Total fixed maturities	$27,987,976	$(285,506)	$26,080,329	$(4,156,260)	$54,068,305	$(4,441,766)

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2025
Available for sale:
Fixed maturities:
US Treasury securities	$-	$-	$280,278	$(78,925)	$280,278	$(78,925)
Corporate bonds	8,857,877	(122,197)	12,403,317	(2,500,118)	21,261,194	(2,622,315)
Municipal bonds	1,163,445	(27,032)	4,293,247	(509,376)	5,456,692	(536,408)
Redeemable preferred stock	-	-	1,521,302	(147,491)	1,521,302	(147,491)
Term loans	897,477	(1,338)	6,843,379	(190,174)	7,740,856	(191,512)
Mortgage backed and asset backed securities	13,117,705	(178,342)	6,120,275	(621,121)	19,237,980	(799,463)
Total fixed maturities	$24,036,504	$(328,909)	$31,461,798	$(4,047,205)	$55,498,302	$(4,376,114)

Unrealized losses occur from market price declines due to changes in interest rates. The total number of available for sale fixed maturity securities in the investment portfolio in an unrealized loss position as of June 30, 2026 was 204, which represented an unrealized loss of $4,441,766 of the aggregate carrying value of those securities. The 204 securities breakdown as follows: 119 bonds, 72 mortgage and asset-backed securities, 5 term loans, and 8 redeemable preferred stock.  Management does not intend to sell and it is likely that management will not be required to sell before their anticipated recovery.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

Mortgage Loans on Real Estate

The Company has invested in various mortgage loans through participation agreements with the original issuing entity.  The Company’s mortgage loans by property type as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Commercial mortgage loans by property type
Mixed use	$4,574,802	$4,352,463
Lodging	2,340,038	2,819,346
Multi-property	1,782,949	866,514
Multi-family	2,408,915	2,678,271
Single-family	82,000	61,000
Industrial	800,000	800,000
Retail/Office	20,591,672	12,166,561
Total commercial mortgages	$32,580,376	$23,744,155

Allowance for credit losses	(163,114)	(99,118)

Carrying value	$32,417,262	$23,645,037

The Company’s mortgage loans by loan-to-value ratio as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Loan to value ratio
Over 80%	$-	$265,283
Over 70 to 80%	2,614,617	892,800
Over 60 to 70%	16,114,066	8,868,648
Over 50 to 60%	5,391,567	5,700,000
Over 40 to 50%	4,226,960	4,312,074
Over 30 to 40%	3,657,299	1,705,350
Over 20 to 30%	75,867	1,500,000
Over 10 to 20%	500,000	500,000
Total	$32,580,376	$23,744,155

Allowance for credit losses	(163,114)	(99,118)
Carrying value	$32,417,262	$23,645,037

The Company’s mortgage loans by maturity date as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Maturity Date
One year or less	$8,776,813	$8,728,034
After one year through five years	23,803,563	15,016,121
Total	$32,580,376	$23,744,155

Allowance for credit losses	(163,114)	(99,118)
Carrying value	$32,417,262	$23,645,037

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

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

The Company recorded a realized loss on one mortgage loan that paid off in full during the six-month period ending June 30, 2026. The mortgage loan paid off in full on June 24, 2026, in the amount of $218,803, and previously had an original principal amount of $755,663 that was secured by real estate. The loan originated on March 28, 2022 and had an original maturity date of April 10, 2024.  We previously stopped accruing interest on this asset.  It previously carried an interest rate of 6.95%.  During the second quarter, we recorded an additional allowance and a subsequent write-off totaling $46,492. As of the reporting date, the loan has paid off, reflecting a total loss of 71%.

A second mortgage loan has an original principal amount of $655,791 that is secured by real estate. This asset represents a pool of individual loans. The loan was originated on October 22, 2020 and has various maturity dates and interest rates.  We no longer accrue interest on this asset.  As of the reporting date, there are 11 loans. Two out of the 11 loans are current. Five out of the 11 loans are delinquent with total outstanding loan amount of $169,125, and four real estate owned properties, which remain underlying collateral, with outstanding loan amount of $329,393. Specifically, the borrower has missed payments totaling $498,518. No interest is being accrued on these loans.

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

Additionally, the Company had one mortgage loan participation with a specific allowance for credit losses of $250,000 as of March 31, 2025. This allowance was reversed based upon an updated third-party appraisal of the property, which showed the collateral value exceeded the amortized cost basis of the loan. The mortgage loan has a principal amount of $1,000,000 that is secured by real estate. The loan was originated on November 4, 2022 and had an original maturity date of December 1, 2025.  The loan was extended for three months in 2025 and further extended an additional six months in the first quarter of 2026. It previously carried an interest rate of 8%.  Payments due beginning in the second quarter of 2025 have been modified to a reduced interest rate of 5% with the lost interest capitalized into the principal of the loan. There is a pending sale of this property, which if completed should return the full principal amount of this loan.

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

Finally, the Company has one loan for which a receiver has been appointed and is in the process of foreclosure. The loan was originated in February of 2026 and has an outstanding loan principal of $2,000,000. The loan is currently 30 days delinquent, but rent payments have started to be received from the receiver.

The Company has evaluated the loan for expected credit losses in accordance with FASB ASC 326. As part of this assessment, the Company considered relevant information about the borrower’s current financial condition, historical payment performance, and the value of the collateral securing the loan. Based on this evaluation, the loan is determined to be collateral-dependent, and repayment is expected to be derived primarily from the operation or sale of the collateral. The fair value of the collateral, net of estimated costs to sell when applicable, exceeds the amortized cost basis of the loan by 35%. As such, no specific allowance for credit losses has been recorded as of the reporting date.

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

The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards, and national and local economic conditions. The Company does not measure a credit loss allowance on accrued interest receivable, as we write off any uncollectible accrued interest receivable balance to net investment income in a timely manner. The Company did not charge off any uncollectible accrued interest receivable on our commercial mortgage loan portfolio during the three and six months ended June 30, 2026 and 2025.

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

The following tables presents a roll-forward of our general and specific valuation allowances for our commercial mortgage loan portfolio:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$-	$99,118	$-	$55,685
Change in provision for credit losses	46,492	63,996	420,013	10,723
Charge-offs	(46,492)	-	(420,013)	-
Ending Allowance	$-	$163,114	$-	$66,408

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(unaudited)		(unaudited)
Beginning allowance balance	$-	$66,408	$250,000	$238,660
Charge-offs	(46,492)	-	-	-
Change in provision for credit losses	46,492	96,706	(250,000)	(172,252)
Ending Allowance	$-	$163,114	$-	$66,408

The following table presents a breakdown of our mortgage loans by aging category:

	As of June 30, 2026
	Outstanding Balance	Allowance for Credit Losses	Net Carrying Amount
	(unaudited)
Aging Category
Not past due (Current)	$30,128,427	$(153,296)	$29,975,131
1-30 days past due	2,000,000	(9,800)	$1,990,200
31-60 days past due	-	-	-
61-90 day past due	-	-	-
Over 90 days past due	451,949	(18)	451,931
Mortgage loan carrying value	$32,580,376	$(163,114)	$32,417,262

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of available for sale fixed maturities and other invested assets in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized losses equal to the difference between the fair value on the impairment date and the amortized cost basis of the fixed maturity before recognizing the impairment.

For fixed maturity securities and other invested assets where a credit loss has been identified and no intent-to-sell impairment has been recorded, the Company will record an allowance for credit loss ("ACL") for the portion of the unrealized loss related to a credit loss.  Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount is recorded in other comprehensive income.  The ACL is the excess of the amortized cost over the greater of the Company's best estimate present value of the expected future cash flows or the security's fair value.  Cash flows are discounted at the effective yield that is used to record interest income.  The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with the changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows.  The initial ACL and any subsequent changes are recorded in net realized gains and losses.  The ACL is written off against amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible.

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

In the second quarter of 2026, the Company recorded an additional impairment for Thames River Moorings Limited ("TRM" or "Project Cherwell") in the amount of $112,681.  TRM is classified as an other invested asset and has an outstanding balance of $989,514 as of June 30, 2026.   This reflects the latest best estimate on recovery value of approximately 67% of current gross outstanding loan balance. TRM commenced an administrative restructuring process in November 2025. This asset is no longer accruing interest.

Investment Income, Net of Expenses

The components of net investment income for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Fixed maturities	$2,873,250	$2,854,332
Mortgages	1,085,379	1,039,737
Equity securities	101,713	134,503
Other invested assets	72,608	62,113
Cash and cash equivalents	195,990	107,961
	4,328,940	4,198,646
Less investment expenses	(270,866)	(483,256)
	$4,058,074	$3,715,390

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 2.	Investments (continued)

The components of net investment income for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
	2026	2025
	(unaudited)
Fixed maturities	$1,482,256	$1,516,706
Mortgages	535,531	598,842
Equity securities	49,709	65,026
Other invested assets	37,351	32,602
Cash and cash equivalents	83,164	41,629
	2,188,011	2,254,805
Less investment expenses	(161,158)	(264,143)
	$2,026,853	$1,990,662

Net Investment Gains (losses)

Net investment losses for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2026	2025
Recognized gains on sale of investments	$28,649	$(80,877)
Realized losses on charge offs of investments	(159,173)	(420,013)
Change in allowance for credit loss recognized in earnings	(63,996)	(10,723)
Unrealized net gains recognized in earnings	216,742	575,798
Embedded derivative	37,732	(393,963)
Net investment losses	$59,954	$(329,778)

Net investment losses for the three months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2026	2025
Recognized losses on sale of investments	$47,191	$(24,744)
Realized losses on charge offs of investments	(159,173)	-
Change in allowance for credit loss recognized in earnings	24,505	422,252
Unrealized net gains recognized in earnings	262,352	597,588
Embedded derivative	(3,114)	(275,201)
Net investment gains	$171,761	$719,895

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 3.	Derivative Instruments

Accounting for Derivative Instruments

See Note 4 for a detailed description of the accounting treatment for derivative instruments, including embedded derivatives.

Types of Derivatives used by the Company

The Company’s derivatives consist of a reinsurance contract allocated hedge recorded through the change in value of embedded derivative in net investment losses on the statement of comprehensive loss.

Summary of Derivative Positions

The fair value of the Company’s derivative financial instruments on the consolidated balance sheets is as follows:

	June 30, 2026		December 31, 2025
	Derivative		Derivative		Balance
	Asset	Liability	Asset	Liability	Reported In
(unaudited)
Derivatives:
Embedded derivatives:
Reinsurance contract allocated hedge	$57,808	$-	$77,197	$-	Reinsurance related assets

The following tables shows the change in the fair value of the derivative financial instruments in the consolidated statements of comprehensive income (loss):

	Six Months Ending	Six Months Ending	Balance
	June 30, 2026	June 30, 2025	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$37,732	$(393,963)	Net investment gains (losses)

	Three Months Ending	Three Months Ending	Balance
	June 30, 2026	June 30, 2025	Reported In
	(unaudited)	(unaudited)
Derivatives:
Embedded derivatives:
Change in reinsurance contract allocated hedge	$(3,114)	$(275,201)	Net investment losses

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements

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

●

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  For common and preferred stock classified as Level 2, fair value is generally determined using observable market-based pricing inputs, including quoted prices for similar equity securities, broker-dealer or third-party pricing service quotations, recently reported market transactions, exchange or dealer market indications, and other observable inputs such as issuer-specific credit spreads, dividend terms, call features, market yields, and liquidity considerations, as applicable.

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

Embedded derivative: The fair value of the reinsurance related assets represents the Company’s allocation of the fair value of the corresponding derivative instruments used in the hedge which are based on the quoted market prices of the underlying derivative instruments.  The fair value of the underlying assets for both embedded derivatives are generally based upon market observable inputs with industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The Company’s utilization of a credit-valuation adjustment did not have a material effect on the change in fair value of the embedded derivatives for the six and three months ended June 30, 2026 and June 30, 2025.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The table below presents the amounts of assets measured at fair value on a recurring basis as of June 30, 2026 and December 31,2025:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(Unaudited)
Fixed maturities:
US Treasury securities	$729,834	$729,834	$-	$-
Corporate bonds	27,058,199	-	26,902,599	155,600
Municipal bonds	5,760,379	-	5,760,379	-
Redeemable preferred stock	1,506,863	-	1,506,863	-
Term loans	12,968,088	-	-	12,968,088
Mortgage backed and asset backed securities	40,662,803	-	40,334,053	328,750
Total fixed maturities	88,686,166	729,834	74,503,894	13,452,438
Equities:
Common stock	7,115,101	6,973,301	141,800	-
Preferred stock	1,402,331	-	1,402,331	-
Total equities	8,517,432	6,973,301	1,544,131	-
Other invested assets	989,514	-	-	989,514
Reinsurance contract allocated hedge	57,808	-	-	57,808
Limited partnership interests	1,803,095	-	-	1,803,095
Total	$100,054,015	$7,703,135	$76,048,025	$16,302,855

	December 31, 2025
	Total	Level 1	Level 2	Level 3

Fixed maturities:
US Treasury securities	$732,892	$732,892	$-	$-
Corporate bonds	28,299,216	-	28,143,616	155,600
Municipal bonds	5,807,136	-	5,807,136	-
Redeemable preferred stock	1,998,438	-	1,998,438	-
Term loans	11,005,804	-	-	11,005,804
Mortgage backed and asset backed securities	38,691,218	-	38,357,468	333,750
Total fixed maturities	86,534,704	732,892	74,306,658	11,495,154
Equities:
Common stock	2,097,203	1,968,303	128,900	-
Preferred stock	1,445,209	-	1,445,209	-
Total equities	3,542,412	1,968,303	1,574,109	-
Other invested assets	1,018,640	-	-	1,018,640
Reinsurance contract allocated hedge	77,197	-	-	77,197
Limited partnership interests	1,293,005	-	-	1,293,005
Total	$92,465,958	$2,701,195	$75,880,767	$13,883,996

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

		Mortgage		Other	Limited
For the six months ended June 30, 2026	Corporate	Backed	Term	Invested	Partnership
(unaudited)	Bonds	Securities	Loans	Assets	Interests
Fair value, beginning of period	$155,600	$333,750	$11,005,804	$1,018,640	$1,293,005
Principal payment	-	-	(1,284,627)	(15)	(192,000)
Acquisition	-	-	3,473,634	68,828	481,998
Investment related gains (losses), net	-	(5,000)	(226,723)	(97,939)	220,092
Fair value, end of period	$155,600	$328,750	$12,968,088	$989,514	$1,803,095

		Mortgage		Other	Limited
For the Three Months Ended June 30, 2026	Corporate	Backed	Term	Invested	Partnership
(unaudited)	Bonds	Securities	Loans	Assets	Interests
Fair value, beginning of period	$155,600	$328,750	$12,093,385	$1,012,127	$1,711,176
Principal payment	-	-	(729,956)	-	-
Acquisition	-	-	1,886,461	35,277	-
Investment related gains (losses), net	-	-	(281,802)	(57,890)	91,919
Fair value, end of period	$155,600	$328,750	$12,968,088	$989,514	$1,803,095

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

Investment income due and accrued: The carrying amounts approximate fair value because of the short maturity of these instruments. The Company classifies accrued investment income within Level 3 of the fair value hierarchy because the fair value measurement relies principally on unobservable inputs, including management’s assessment of collectability, expected timing of receipt and the relationship of the accrued amount to the credit characteristics of the related investment. Although the expected collection period is generally short and the carrying amount approximates fair value, there is no active secondary market or independently observable pricing input for the standalone receivable. Accordingly, the lowest level input that is significant to the measurement is unobservable, supporting Level 3 classification.

Mortgage loans on real estate:  Mortgage loans on real estate are carried at unpaid principal value. The fair value of mortgage loans on real estate is estimated using a discounted cash flow method under which expected cash flows are discounted using market-based rates for loans with similar terms and credit characteristics. The discount rates are based on U.S. Treasury par yields for tenors corresponding to the loans' remaining maturities, plus credit spread adjustments based on NAIC rating. Although the U.S. Treasury yields are observable, the credit spread adjustments used to reflect borrower and loan-specific risk are unobservable and significant to the measurements; accordingly, the fair value of mortgage loans is classified within Level 3 of the fair value hierarchy.

Limited partnership interests: Limited partnership interests are measured at fair value using the most recently reported net asset value (“NAV”) provided by investee fund’s general partner or investment manager as a valuation input. The Company does not apply the NAV practical expedient under ASC 820 to these investments. Reported NAV is used as the starting point for the Company’s fair value estimate because the underlying partnership investments are not traded in an active market and quoted market prices are not available. Management evaluates whether the reported NAV requires adjustment to reflect information available as of the Company’s reporting date, including the timing of the investee’s NAV reporting, capital contributions and distributions, changes in underlying investment values, known liquidity or redemption restrictions, and any other fund-specific or market information that would affect the price a market participant would receive in an orderly transaction. As of June 30, 2026, no adjustment was made when management determined that the reported NAV reflected the best estimate of fair value at the measurement date. Because the valuation relies on fund-reported NAV and other inputs that are not observable in active markets, including the fair values of the fund’s underlying private investments, liquidity assumptions, redemption or transfer restrictions, and management’s assessment of whether NAV requires adjustment, the investment is classified within Level 3 of the fair value hierarchy.

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

Federal Home Loan Bank Advances: FHLB advances are stated at the outstanding principal balances, and the carrying value approximates fair value. The Company classifies Federal Home Loan Bank advances within Level 3 of the fair value hierarchy when the measurement incorporates significant unobservable inputs. These inputs may include management’s estimate of an appropriate market borrowing spread for the Company, adjustments for collateral requirements, the effect of prepayment or call features, and entity-specific nonperformance risk. Although certain benchmark interest rates and yield curves used in the valuation may be observable, the Company’s estimated borrowing spread, and other adjustments are not directly observable in an active market for identical liabilities and are significant to the fair value measurement. As a result, the fair value measurement is categorized within Level 3.

Policyholder deposits in deposit-type contracts: The fair value for policyholder deposits deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach.  Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 4.	Fair Value Measurements (continued)

The estimated fair values of the Company’s financial assets and liabilities at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	(unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$3,541,701	$3,541,701	$3,541,701	$-	$-
Mortgage loans on real estate	32,417,262	33,982,047	-	-	33,982,047
Investment income due and accrued	1,196,679	1,196,679	-	-	1,196,679
Policy loans	43,264	43,264	-	-	43,264
Total financial assets (excluding available for sale investments)	$37,198,906	$38,763,691	$3,541,701	$-	$35,221,990

Financial liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	88,152,595	75,299,684	-	-	75,299,684
Total financial liabilities	$89,402,595	$76,549,684	$-	$-	$76,549,684

	December 31, 2025

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,036,904	$18,036,904	$18,036,904	$-	$-
Mortgage loans on real estate	23,645,037	25,123,294	-	-	25,123,294
Investment income due and accrued	860,697	860,697	-	-	860,697
Policy loans	41,314	41,314	-	-	41,314
Total financial assets (excluding available for sale investments)	$42,583,952	$44,062,209	$18,036,904	$-	$26,025,305

Financial liabilities:
Federal Home Loan Bank advance	$1,250,000	$1,250,000	$-	$-	$1,250,000
Policyholder deposits in deposit-type contracts	87,824,261	76,539,273	-	-	76,539,273
Total financial liabilities	$89,074,261	$77,789,273	$-	$-	$77,789,273

During the six and three months ended June 30, 2026 and 2025, there were no transfers in or out of level 3.

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 5.	Liability for Future Policyholder Benefits

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

The following tables present the changes in the present value of expected future net premiums and the present value of expected future policy benefits by product type as of and for the periods ended June 30, 2026 and December 31, 2025. The present value of expected future net premiums and the present value of expected future policy benefits are presented gross of ceded reinsurance.

Present Value of Expected Future Net Premiums
	As of June 30, 2026
	Individual Life	Critical Illness	Total
Balance, beginning of year	$(400,344)	$18,024	$(382,320)
Beginning balance at original discount rate	(268,690)	19,818	(248,872)
Effect of changes in cash flow assumptions	(925,033)	-	(925,033)
Effect of actual variances from expected experience	144,622	(1,202)	143,420
Adjusted beginning of year balance	(1,049,101)	18,616	(1,030,485)

New issues	4,761,295	-	4,761,295
Interest accrual	97,627	395	98,022
Net premiums collected	(5,000,609)	(865)	(5,001,474)
Derecognition (lapses)	-	-	-
Ending balance at original discount rate	(1,190,788)	18,146	(1,172,642)
Effect of changes in discount rate assumptions	(186,242)	(1,871)	(188,113)
Balance, end of period	$(1,377,030)	$16,275	$(1,360,755)

Present Value of Expected Future Policy Benefits
	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$42,752,573	$10,630	$42,763,203
Beginning balance at original discount rate	46,369,816	12,582	46,382,398
Effect of changes in cash flow assumptions	274	-	274
Effect of actual variances from expected experience	10,634	(1,485)	9,149
Adjusted beginning of year balance	46,380,724	11,097	46,391,821

New issues	4,884,721	-	4,884,721
Death benefits	(2,501,704)	-	(2,501,704)
Surrender/maturity	(41,049)	-	(41,049)
Other benefits	-	(279)	(279)
Dividends	-	-	-
Return of premium	-	-	-
Expense included in Reserve	(36,012)	(21)	(36,033)
Interest accrued	927,669	643	928,312
Ending balance at original discount rate	49,614,349	11,440	49,625,789
Effect of changes in discount rate assumptions	(4,202,756)	(1,832)	(4,204,588)
Balance, end of period	$45,411,593	$9,608	$45,421,201

Net liability for future policy benefits	$46,788,623	$(6,667)	$46,781,956
Flooring of liability at zero at cohort level	-	7,163	7,163
Net liability for future policy benefits, post-flooring	46,788,623	496	46,789,119
Less: Reinsurance recoverable	496,950	(11,118)	485,832
Net liability for future policy benefits, after reinsurance recoverable	$46,291,673	$11,614	$46,303,287

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 5.	Liability for Future Policyholder Benefits (continued)

Present Value of Expected Future Net Premiums	As of December 31, 2025
	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$399,564	$10,179	$409,743
Beginning balance at original discount rate	649,287	11,560	660,847
Effect of changes in cash flow assumptions	(1,239,943)	-	(1,239,943)
Effect of actual variances from expected experience	(10,249)	8,992	(1,257)
Adjusted beginning of year balance	(600,905)	20,552	(580,353)

New issues	9,148,351	156	9,148,507
Interest accrual	339,056	838	339,894
Net premiums collected	(9,155,192)	(1,728)	(9,156,920)
Derecognition (lapses)	-	-	-
Ending balance at original discount rate	(268,690)	19,818	(248,872)
Effect of changes in discount rate assumptions	(131,654)	(1,794)	(133,448)
Balance, end of year	$(400,344)	$18,024	$(382,320)

Present Value of Expected Future Policy Benefits
	Individual
	Life	Critical Illness	Total
Balance, beginning of year	$36,222,623	$10,698	$36,233,321
Beginning balance at original discount rate	40,651,821	12,947	40,664,768
Effect of changes in cash flow assumptions	21,011	-	21,011
Effect of actual variances from expected experience	(106,799)	9,457	(97,342)
Adjusted beginning of year balance	40,566,033	22,404	40,588,437

New issues	9,735,500	156	9,735,656
Death benefits	(5,672,746)	(10,000)	(5,682,746)
Surrender/maturity	(127,270)	-	(127,270)
Other benefits	-	(527)	(527)
Dividends	(2)	-	(2)
Return of premium	-	-	-
Expense included in Reserve	(64,683)	(37)	(64,720)
Interest accrued	1,932,984	586	1,933,570
Ending balance at original discount rate	46,369,816	12,582	46,382,398
Effect of changes in discount rate assumptions	(3,617,243)	(1,952)	(3,619,195)

Balance, end of year	$42,752,573	$10,630	$42,763,203

Net liability for future policy benefits, pre-flooring	$43,152,917	$(7,394)	$43,145,523
Flooring of liability at zero at cohort level	-	7,570	7,570
Net liability for future policy benefits, post-flooring	43,152,917	176	43,153,093
Less: Reinsurance recoverable	421,244	(9,962)	411,282
Net liability for future policy benefits, after reinsurance recoverable	$42,731,673	$10,138	$42,741,811

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 5.	Liability for Future Policyholder Benefits (continued)

The following table provides a reconciliation of future policyholder benefits reported in the table above to total future policyholder benefits:

	June 30, 2026	December 31, 2025
Liability for future policyholder benefits	$46,789,119	$43,153,093
In course of settlements	128,901	764,862
Incurred but not reported	273,560	372,089
Other	225,484	269,409
Total liability for future policyholder benefits	$47,417,064	$44,559,453

The following table provides the amount of undiscounted expected gross premiums and expected future benefits and expenses for the products reported in the table above:

	June 30, 2026 (undiscounted)
	Individual
	Life	Critical Illness
Expected future gross premiums	$15,542,020	$407,187
Expected future benefits and expenses	$86,412,203	$23,714

	June 30, 2026 (discounted)
	Individual
	Life	Critical Illness
Expected future gross premiums	$11,140,425	$220,679
Expected future benefits and expenses	$45,411,593	$9,608

	December 31, 2025 (undiscounted)
	Individual
	Life	Critical Illness
Expected future gross premiums	$15,692,183	$412,176
Expected future benefits and expenses	$80,814,045	$27,063

	December 31, 2025 (discounted)
	Individual
	Life	Critical Illness
Expected future gross premiums	$11,460,334	$225,911
Expected future benefits and expenses	$42,752,573	$10,630

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 6.	Deposit-type Contracts

Liabilities for deferred annuity deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The weighted average effective crediting rate for the six months ended June 30, 2026 was 2.86%. The following table provides information about deferred annuity deposit-type contracts for the six months ended June 30, 2026 and 2025.

	Six months ended	Six months ended
	June 30,	June 30,
	2026	2025
Balance at beginning of period	$87,708,371	$77,804,068
Deposits received	4,515,886	3,343,922
Interest credited	1,258,388	1,005,651
Withdrawals	(5,439,787)	(11,212,883)
Balance at end of period	$88,042,858	$70,940,758

The premium deposit funds credit interest based upon a fixed interest rate set by the Company. The Company has the ability to change this rate subject to minimums established by law or administrative regulation.

Liabilities for premium deposit fund deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less withdrawals. The following table provides information about premium deposit fund deposit-type contracts for the six months ended June 30, 2026 and 2025.

	Six months ended	Six months ended
	June 30,	June 30,
	2026	2025
Balance at beginning of period	$115,890	$136,310
Deposits received	-	3,011
Interest credited	1,177	1,393
Withdrawals	(7,330)	(12,689)
Balance at end of period	$109,737	$128,025

Note 7.	Deferred Acquisition Costs

The following tables display the changes in DAC throughout the period by product type:

	Fixed	Individual
	Annuity	Life	Critical Illness	Total
Balance at December 31, 2025	$2,914,533	$1,825,094	$-	$4,739,627
Capitalization	-	366,701	53	366,754
Amortization expense	(202,621)	(207,296)	(46)	(409,963)
Experience Adjustments	(15,728)	-	-	(15,728)
Balance at June 30, 2026	$2,696,184	$1,984,499	$7	$4,680,690

	Fixed	Individual
	Annuity	Life	Critical Illness	Total
Balance at December 31, 2024	$3,052,791	$1,350,187	$17	$4,402,995
Capitalization	371,725	309,439	164	681,328
Amortization expense	(232,070)	(123,469)	(3)	(355,542)
Experience Adjustments	(85,945)	-	-	(85,945)
Balance at June 30, 2025	$3,106,501	$1,536,157	$178	$4,642,836

US Alliance Corporation
Notes to Consolidated Financial Statements (unaudited)

Note 8.	Income Tax Provision

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

The Company's effective income tax rate was 18.8% for the six months ended June 30, 2026, compared with 0.06% for the same period in 2025. The change in the ETR for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the six months ended June 30, 2026 from the full year-ended December 31, 2025 ETR of 28.8% due to the prior year changes in valuation allowance and prior period adjustments.

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

As of June 30, 2026, based on all available evidence, we concluded that a valuation allowance should remain on a portion of the deferred tax asset related to capital loss carryforwards that are not more-likely-than-not to be realized. For the six months ended June 30, 2026, the Company did not record an increase to the valuation allowance associated with capital loss carryforwards. At June 30, 2026, and December 31, 2025, the Company has recorded a total valuation allowance of approximately $309,000 and $309,000, respectively, associated with the capital loss carryforwards.

Note 9.	Contingencies and Commitments

Investment Commitments

The Company entered into a subscription agreement with Mutual Capital Investment Fund, LP on November 11, 2022.  The agreement set forth a capital commitment of $2,000,000.  As of June 30, 2026, the Company had funded $1,509,622 of this commitment.  The dates of future capital calls are unknown, and the initial investment period for capital calls ends on December 31, 2026.

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

Note 11.	Accumulated Other Comprehensive Income (Loss)

A summary of the Company’s accumulated other comprehensive income (loss) is presented in the table below:

			Total
			Accumulated
	Available	LFPB	Other
	for Sale	Discount	Comprehensive
	Securities	Rate Changes	Income (Loss)
Balance, December 31, 2024	(3,090,176)	3,261,078	170,902
Current period other comprehensive income, net of tax	385,952	(538,633)	(152,681)
Reclassifications, net of tax	(62,433)	-	(62,433)
Balance, December 31, 2025	$(2,766,657)	$2,722,445	$(44,212)
Current period other comprehensive income, net of tax	(618,274)	412,531	(205,743)
Reclassifications, net of tax	187,972	-	187,972
Balance, June 30, 2026	(3,196,959)	3,134,976	(61,983)

Note 12.	Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing the consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after, but before the consolidated financial statements are issued. In some cases, unrecognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.  The Company has evaluated subsequent events through August 13, 2026, the date of the release of the consolidated financial statements.  The Company entered into a revised employment agreement with Mr. Brown in June of 2026 which called for the creation of a stock incentive plan.  This plan has not yet been finalized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, and many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

The Company assumes business under reinsurance treaties. On January 1, 2013, the Company entered into an agreement to assume 20% of a certain block of health insurance policies from Unified Life Insurance Company. This agreement was terminated effective December 31, 2025. On September 30, 2017, the Company entered into an agreement (the “2017 ALSC Agreement”) to assume 100% of a certain block of life insurance policies from American Life & Security Company (“ALSC”). Effective January 1, 2020, the Company entered into an agreement with ALSC (the “2020 ALSC Agreement “) to assume a quota share percentage of a block of annuity policies. Effective December 31, 2020 USALSC entered into an agreement with ALSC, which provided for ALSC to recapture all reserves previously ceded to USALSC with respect to a portion of the 2017 ALSC Agreement.

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

Discussion of Consolidated Results of Operations

Total Income. Insurance revenues are primarily generated from premium revenues and investment income. Total income for the six months ended June 30, 2026 and 2025 are summarized in the table below.

	Six Months Ended June 30,
	2026	2025
Income:
Premium income	$7,389,233	$8,554,211
Net investment income	4,058,074	3,715,390
Net investment gains (losses)	59,954	(329,778)
Other income	175,449	218,555
Total income	$11,682,710	$12,158,378

In the first six months of 2026, total income decreased to $11,682,710, a decrease of $475,668 or 4% from the 2025 first six months total income of $12,158,378. The decrease is driven by a reduction in premium income.

Total income for the three months ended June 30, 2026, and 2025 is summarized in the table below.

	Three Months Ended June 30,
	2026	2025
	(unaudited)
Income:
Premium income	$3,485,031	$4,134,618
Net investment income	2,026,853	1,990,662
Net investment gains	171,761	719,895
Other income	104,669	131,191
Total income	$5,788,314	$6,976,366

In the three months ended June 30, 2026, total income decreased to $5,788,314, a decrease of $1,188,052 or 17% from the same period in 2025 total income of $6,976,366. The decrease is driven by a reduction in premium income and a reduction in net investment gains.

Premium income: Premium income for the first six months of 2026 was $7,389,233 compared to $8,554,211 in the first six months of 2025, a decrease of $1,164,978 or 14%. The decrease was driven by a decrease in assumed premiums partially offset by growth in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we target small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the six months ended June 30, 2026 and 2025 are summarized in the following table.

	Six Months Ended June 30,
	2026	2025

Direct	$7,397,962	$6,654,057
Assumed	786,032	2,879,270
Ceded	(794,761)	(979,116)
Total	$7,389,233	$8,554,211

The Company continuously searches for new product and distribution opportunities to continue to increase premium production on a direct and assumed basis.

Premium income for the three months end June 30, 2026 was $3,485,031 compared to $4,134,618 in the same period of 2025, a decrease of $649,587 or 16%. The decrease was driven by a decrease in assumed premiums partially offset by growth in direct single and recurring premiums. Even though it is a reduction in revenue, ceded premium increases reflect the growth of our group policy premiums as we target small companies to assist them with their employee benefits.

Direct, assumed and ceded premiums for the three months ended June 30, 2026 and 2025 are summarized in the following table.

	Three Months ended June 30,
	2026	2025
	(unaudited)
Direct	$3,549,174	$3,356,399
Assumed	300,069	1,376,992
Ceded	(364,212)	(598,773)
Total	$3,485,031	$4,134,618

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Fixed maturities	$2,873,250	$2,854,332
Mortgages	1,085,379	1,039,737
Equity securities	101,713	134,503
Other invested assets	72,608	62,113
Cash and cash equivalents	195,990	107,961
	4,328,940	4,198,646
Less investment expenses	(270,866)	(483,256)
	$4,058,074	$3,715,390

Net investment income for the first six months of 2026 was $4,058,074, compared to $3,715,390 for the same period in 2025, an increase of $342,684 or 9%. The increase in investment income is a result of increased yields and increased assets.

The components of net investment income for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
	2026	2025
	(unaudited)
Fixed maturities	$1,482,256	$1,516,706
Mortgages	535,531	598,842
Equity securities	49,709	65,026
Other invested assets	37,351	32,602
Cash and cash equivalents	83,164	41,629
	2,188,011	2,254,805
Less investment expenses	(161,158)	(264,143)
	$2,026,853	$1,990,662

Net investment income for the three months ended June 30, 2026 was $2,026,853, compared to $1,990,662 for the same period in 2025, an increase of $38,191 or 2%. The increase in investment income is a result of increased yields and increased assets.

Net investment gains (losses): Accounting standards require that the unrealized gains and losses on equity securities be reported as income on the consolidated statements of comprehensive income (loss). For the six months ended June 30, 2026 and 2025, net investment gains are summarized in the following table.

	Six Months Ended June 30,
	(unaudited)
	2026	2025
Recognized gains on sale of investments	$28,649	$(80,877)
Realized losses on charge offs of investments	(159,173)	(420,013)
Change in allowance for credit loss recognized in earnings	(63,996)	(10,723)
Unrealized net gains recognized in earnings	216,742	575,798
Embedded derivative	37,732	(393,963)
Net investment losses	$59,954	$(329,778)

Realized gains and losses related to the sale of securities for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six Months Ended June 30,
	(unaudited)
	2026	2025
Gross gains	$41,566	$-
Gross losses	(172,090)	(500,890)
Net security losses	$(130,524)	$(500,890)

Mortgage loans on real estate	(63,996)	(10,723)
Increase in allowance for credit losses	$(63,996)	$(10,723)

For the three months ended June 30, 2026 and 2025, net investment gains are summarized in the following table.

	Three Months Ended June 30,
	(unaudited)
	2026	2025
Recognized losses on sale of investments	$47,191	$(24,744)
Realized losses on charge offs of investments	(159,173)	-
Change in allowance for credit loss recognized in earnings	24,505	422,252
Unrealized net gains recognized in earnings	262,352	597,588
Embedded derivative	(3,114)	(275,201)
Net investment gains	$171,761	$719,895

Realized gains and losses related to the sale of securities for the three months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,
	(unaudited)
	2026	2025
Gross gains	$24,552	$-
Gross losses	(136,534)	(24,744)
Net security losses	$(111,982)	$(24,744)

Mortgage loans on real estate	24,505	422,252
Decrease in allowance for credit losses	$24,505	$422,252

Other income: Other income for the six months ended June 30, 2026 was $175,449 compared to $218,555 for the same period in 2025, a decrease of $43,106 or 19%.  Other income for the three months ended June 30, 2026 was $104,669 compared to $131,191 for the same period in 2025, a decrease of $26,522 or 20%.

Expenses. Expenses for the six months ended June 30, 2026 and 2025 are summarized in the table below.

	Six Months Ended June 30,
	2026	2025
Expenses:
Death claims	$2,636,746	$2,750,026
Policyholder benefits	2,265,694	3,922,850
Increase in policyholder reserves	3,936,660	2,810,683
Commissions, net of deferrals	203,926	445,138
Amortization of deferred acquisition costs	425,691	441,487
Amortization of value of business acquired	46,210	46,210
Salaries & benefits	867,315	818,230
Other operating expenses	1,659,240	1,351,978
Total expenses	$12,041,482	$12,586,602

Expenses for the three months ended June 30, 2026 and 2025 are summarized in the table below.

	Three Months Ended June 30,
	2026	2025
	(unaudited)
Expenses:
Death claims	$1,226,545	$1,307,781
Policyholder benefits	1,117,513	1,830,311
Increase in policyholder reserves	1,866,958	1,136,813
Commissions, net of deferrals	103,703	196,648
Amortization of deferred acquisition costs	210,757	273,563
Amortization of value of business acquired	23,105	23,105
Salaries & benefits	425,910	436,992
Other operating expenses	746,624	635,618
Total expenses	$5,721,115	$5,840,831

Death claims: Death benefits were $2,636,746 in the six months ended June 30, 2026 compared to $2,750,026 for the same period in 2025, a decrease of $113,280 or 4%. This decrease is attributable to a small reduction in pre-need life claims. We expect these claims to grow as we continue to increase the size of our in-force business.

Death benefits were $1,226,545 in the three months ended June 30, 2026 compared to $1,307,781 for the same period in 2025, a decrease of $81,236 or 6%. This decrease is attributable to a small reduction in pre-need life claims. We expect these claims to grow as we continue to increase the size of our in-force business.

Policyholder benefits: Policyholder benefits were $2,265,694 in the six months ended June 30, 2026 compared to $3,922,850 for the same period in 2025, a decrease of $1,657,156 or 42%. The primary driver of this decrease is a decrease in assumed benefits.

Policyholder benefits were $1,117,513 in the three months ended June 30, 2026 compared to $1,830,311 for the same period in 2025, a decrease of $712,798 or 39%. The primary driver of this decrease is a decrease in assumed benefits.

Increase in policyholder reserves: Policyholder reserves increased $3,936,660 in the six months ended June 30, 2026, compared to $2,810,683 for the same period in 2025, an increase of $1,125,977 or 40%. The increase in reserve growth is driven by increased direct premiums and LDTI assumption changes.

Policyholder reserves increased $1,866,958 in the three months ended June 30, 2026, compared to $1,136,813 for the same period in 2025, an increase of $730,145 or 64%. The increase in reserve growth is driven by increased direct premiums, a reduction in claims, and LDTI assumption changes.

Commissions, net of deferrals: The Company pays commissions to the ceding company on a block of assumed policies as well as commissions to agents on directly written business. Commissions, net of deferrals, were $203,926 in the six months ended June 30, 2026, compared to $445,138 for the same period in 2025, a decrease of $241,212 or 54%. This decrease is due to a reduction in assumed premiums.

Commissions, net of deferrals, were $103,703 in the three months ended June 30, 2026, compared to $196,648 for the same period in 2025, a decrease of $92,945 or 47%. This decrease is due to a reduction in assumed premiums.

Amortization of deferred acquisition costs: The amortization of deferred acquisition costs ("DAC") was $425,691 in the six months ended June 30, 2026, compared to $441,487 for the same period in 2025, a decrease of $15,796 or 4%. The decrease is driven by changes in DAC amortization patterns.

The amortization of deferred acquisition costs ("DAC") was $210,757 in the three months ended June 30, 2026, compared to $273,563 for the same period in 2025, a decrease of $62,806 or 23%. The decrease is driven by changes in DAC amortization patterns.

Amortization of value of business acquired: The amortization of value of business acquired (“VOBA”) was $46,210 in the six months ended June 30, 2026 and 2025, respectively.  VOBA is being amortized straight-line over 30 years.  The amortization of VOBA was $23,105 in the three months ended June 30, 2026 and 2025, respectively.

Salaries and benefits: Salaries and benefits were $867,315 for the six months ended June 30, 2026, compared to $818,230 for the same period in 2025, an increase of $49,085 or 6%. The increase was driven by increased employee benefit costs and fluctuations in staffing levels.

Salaries and benefits were $425,910 for the three months ended June 30, 2026, compared to $436,992 for the same period in 2025, a decrease of $11,082 or 3%. The decrease was driven by fluctuations in staffing levels.

Other expenses: Other operating expenses were $1,659,240 in the six months ended June 30, 2026, compared to $1,351,978 for the same period in 2025, an increase of $307,262 or 23%. The increase is driven by an increase in audit costs and marketing costs.

Other operating expenses were $746,624 in the three months ended June 30, 2026, compared to $635,618 for the same period in 2025, an increase of $111,006 or 17%. The increase is driven by an increase in marketing costs, state examination fees, and premium tax.

Federal income tax expenses: Federal income tax benefit of $67,311 was recorded for the six months ended June 30, 2026 compared to tax benefit of $269 for the same period in 2025. Federal income tax expense of $27,227 was recorded for the three months ended June 30, 2026 compared to tax expense of $216,050 for the same period in 2025.

Net loss: Our net loss was $291,461 in the six months ended June 30, 2026 compared to a net loss of $427,955 for the same period in 2025, an improvement of $136,494. Our net loss per share was $0.04 compared to a net loss per share of $0.06 in 2025, basic and diluted.  Our net income was $39,972 in the three months ended June 30, 2026 compared to a net income of $919,485 for the same period in 2025. Our net income per share was $0.01 compared to a net income per share of $0.12 in 2025, basic and diluted.

Discussion of Consolidated Balance Sheet

Assets. Assets have increased to $151,876,372 as of June 30, 2026, an increase of $3,196,270 or 2% from December 31, 2025 assets of $148,680,102. This is primarily the result of an increase in mortgage loans and equity securities.

Available for sale fixed maturity securities: As of June 30, 2026, we had available for sale fixed maturity assets of $88,686,166, an increase of $2,151,462 or 3% from the December 31, 2025 balance of $86,534,704. The increase is driven by new purchases.

Equity securities, at fair value: As of June 30, 2026, we had equity assets of $8,517,432, an increase of $4,975,020 or 140% from the December 31, 2025 balance of $3,542,412. This increase is driven by the purchase of equity securities.

Limited partnership interests: As of June 30, 2026, we had limited partnership interests of $1,803,095, an increase of $510,090 or 40% from our December 31, 2025 balance of $1,293,005.  This is driven by additional investments in the Mutual Capital Investment Fund.

Mortgage loans on real estate: As of June 30, 2026, we had mortgage loans on real estate of $32,417,262, an increase of $8,772,225 or 37% from the December 31, 2025 balance of $23,645,037. The increase is the result of new mortgage loan participations.

Other invested assets: As of June 30, 2026, we had other invested assets of $989,514, a decrease of $29,126 or 3% from the December 31, 2025 balance of $1,018,640.

Policy loans: As of June 30, 2026, our policy loans were $43,264, an increase of $1,950 or 5% from the December 31, 2025 balance of $41,314. The increase is a result of normal policy loan activity.

Real estate, net of depreciation: As of June 30, 2026, we had real estate assets of $1,587,687 related to our home office building, a decrease of $10,292 or 1% from the December 31, 2025 balance of $1,597,979. The decrease is the result of depreciation.

Cash and cash equivalents: As of June 30, 2026, we had cash and cash equivalent assets of $3,541,701, a decrease of $14,495,203 or 80% from the December 31, 2025 balance of $18,036,904. This decrease was the result of cash being deployed into invested assets.

Investment income due and accrued: As of June 30, 2026, our investment income due and accrued was $1,196,679 compared to $860,697 as of December 31, 2025, an increase of $335,982 or 39%. This increase is attributable to investment activity.

Reinsurance related assets: As of June 30, 2026, our reinsurance related assets were $836,164 compared to $1,177,656 as of December 31, 2025, a decrease of $341,492 or 29%. This decrease is the result of changes in the net settlement due to/from ALSC under our 2020 ALSC Agreement.

Deferred acquisition costs, net: As of June 30, 2026, our deferred acquisition costs were $4,680,690 compared to $4,739,627 as of December 31, 2025, a decrease of $58,937 or 1%. The decrease is the result of amortization.

Value of business acquired, net: As of June 30, 2026 our value of business acquired asset was $2,194,923 compared to $2,241,133 as of December 31, 2025, a decrease of $46,210 or 2%. The decrease is the result of amortization of VOBA.

Property, equipment and software, net: As of June 30, 2026 our property, equipment and software assets were $114,676, a decrease of $4,392 or 4% from the December 31, 2025 balance of $119,068. The decrease is the result of depreciation.

Goodwill: As of June 30, 2026 and December 31, 2025, our goodwill was $277,542. Goodwill was established as a result of our merger with NPCC. We have determined that there has been no impairment to our goodwill balance.

Deferred tax asset, net of valuation allowance:  The Company had a net deferred tax asset of $3,454,691 as of June 30, 2026, an increase of $453,779 or 15% from the December 31, 2025 balance of $3,000,912. The increase is the result of deferred federal income tax benefits.

Other assets: As of June 30, 2026, our other assets were $1,499,514, an increase of $981,414 or 189% from the December 31, 2025 balance of $518,100.  The increase is a result of securities receivable and additional pre-paid expenses.

Liabilities. Our total liabilities were $139,168,478 as of June 30, 2026, an increase of $3,485,730 or 3% from our December 31, 2025 liabilities of $135,682,748. The increase is driven by an increase in our policy liabilities.

Policy liabilities: Our total policy liabilities as of June 30, 2026 were $135,901,645 compared to $132,757,740 as of December 31, 2025, an increase of $3,143,905 or 2%. This increase is the result of growth in our policyholder benefit reserves.

Accounts payable and accrued expenses: As of June 30, 2026, our accounts payable and accrued expenses were $1,193,418 compared to $1,575,654 as of December 31, 2025, a decrease of $382,236 or 24%. The decrease is driven by changes in reinsurance settlement payables.

Federal Home Loan Bank advance: As of June 30, 2026 and December 31, 2025, respectively, the Company has outstanding advances of $1,250,000 with the Federal Home Loan Bank of Topeka.

Other liabilities: As of June 30, 2026, we had other liabilities of $823,415 compared to $99,354 as of December 31, 2025, an increase of $724,061.  The increase is the result of changes in investment-related payables.

Shareholders’ Equity. Our shareholders’ equity was $12,707,894 as of June 30, 2026, a decrease of $289,460 or 2% from our December 31, 2025 shareholders’ equity of $12,997,354. The decrease in shareholders’ equity was driven by our net loss.

Investments

Our investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities with smaller holdings in equity securities, mortgages and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(unaudited)
Fixed maturities:
US Treasury securities	$729,834	0.5%	$732,892	0.5%
Corporate bonds	27,058,199	19.7%	28,299,216	20.9%
Municipal bonds	5,760,379	4.2%	5,807,136	4.3%
Redeemable preferred stocks	1,506,863	1.1%	1,998,438	1.5%
Term Loans	12,968,088	9.4%	11,005,804	8.1%
Mortgage backed and asset backed securities	40,662,803	29.5%	38,691,218	28.4%
Total fixed maturities	88,686,166	64.4%	86,534,704	63.7%
Mortgage loans	32,417,262	23.6%	23,645,037	17.4%
Other invested assets	989,514	0.7%	1,018,640	0.8%
Limited partnership interests	1,803,095	1.3%	1,293,005	1.0%
Equities:
Common stock	7,115,101	5.2%	2,097,203	1.5%
Preferred stock	1,402,331	1.0%	1,445,209	1.1%
Total equities	8,517,432	6.2%	3,542,412	2.6%
Real estate, net of depreciation	1,587,687	1.2%	1,597,979	1.2%
Cash and cash equivalents	3,541,701	2.6%	18,036,904	13.3%
Total	$137,542,857	100.0%	$135,668,681	100.0%

The total value of our investments and cash and cash equivalents increased to $137,542,857 as of June 30, 2026 from $135,668,681 at December 31, 2025, an increase of $1,874,176 or 1%. Increases in investments are primarily attributable to premium income.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(unaudited)
AAA and U.S. Government	$9,236,537	10.4%	$8,939,711	10.3%
AA	15,092,637	17.0%	13,834,491	16.0%
A	12,120,126	13.7%	11,839,821	13.7%
BBB	38,863,212	43.8%	30,102,608	34.8%
BB	2,319,109	2.6%	2,965,831	3.4%
B	1,200,144	1.4%	1,236,377	1.4%
Not Rated - Certificates of Deposit	7,950,000	9.0%	8,650,000	10.0%
Not Rated - Private Placement	1,904,401	2.1%	8,965,865	10.4%
Total	$88,686,166	100.0%	$86,534,704	100.0%

The amortized cost and fair value of debt securities as of June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Amounts maturing in:
One year or less	$374,537	$373,419	$1,074,089	$1,072,360
After one year through five years	26,955,703	26,763,606	23,367,252	23,263,307
After five years through ten years	3,541,709	3,444,331	4,878,273	4,797,585
More than 10 years	19,011,375	15,935,144	19,722,631	16,711,796
Redeemable preferred stocks	1,671,335	1,506,863	2,142,141	1,998,438
Mortgage backed and asset backed securities	41,000,206	40,662,803	38,852,468	38,691,218
Total amortized cost and fair value	$92,554,865	$88,686,166	$90,036,854	$86,534,704

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

Liquidity and Capital Resources

Premium income, deposits to policyholder account balances, investment income, and capital raising are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.  The Company has two past due loan participations with principal net of allowances in the amount of $2,442,131.  The Company does not anticipate these loans to have a material impact on our financial condition or liquidity.  As a member of the Federal Home Loan Bank, USALSC has immediate access to additional cash liquidity, if needed.  As of June 30, 2026, the Company has approximately $1,900,000 of immediate borrowing capacity at the Federal Home Loan Bank.

Net cash provided by operating activities was $3,533,435 for the six months ended June 30, 2026. The primary sources of cash from operating activities were policyholder premiums and investment income. The primary uses of cash for operating activities were for payment of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $17,097,407. The primary use of cash was purchases of fixed maturity, mortgage, and equity investments. Cash used in financing activities was $931,231. The primary uses of cash were withdrawals on deposit-type contracts.

As of June 30, 2026, we had cash and cash equivalents totaling $3,541,701. We believe that our existing cash and cash equivalents are sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future. We have based this estimate upon assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. The growth of USALSC and USALSC-Montana, our insurance subsidiaries, is uncertain and may require additional capital as it continues to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

10.1†	Employment Agreement dated June 1, 2026 between US. Alliance Corporation and Jeffrey Brown, filed as Exhibit 10.1 to the Company's Current Report of Forrm 8-K filed on June 2, 2026 (File No. 00055627), is incorporated herein by reference as Exhibit 10.1.

31.1*	Certification of Chief Executive Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of US Alliance Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer of US Alliance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith

† Management or compensatory contract.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

US Alliance
Corporation
(Registrant)

Date	August 14, 2026
By	/s/ Jack H. Brier
Jack H. Brier, President and Chairman